Form 10-Q
period 2012-05-31
E-WASTE CORP.
filed 2012-08-27
CIK 1543066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number:  333-180251

E-WASTE CORP.

(Exact name of registrant as specified in its charter)

Florida	45-4390042
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

520 Stokes Road, Suite C1 Medford, NJ. 08055	08055
(Address of principal executive offices)	(Zip Code)

914-420-2894

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [X]  No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 9,000,000 shares of common stock are issued and outstanding as of May 31, 2012.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended November 30, 2011. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to E-Waste Corp. a Florida corporation.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

E-WASTE CORP.

(A Development Stage Company)

Balance Sheets

	As of
	May 31, 2012	February 29, 2012
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,426	$8,301
Total current assets	5,426	8,301

TOTAL ASSETS	$5,426	$8,301

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable & Accrued liabilities	$600	$2,000
Total liabilities	600	2,000

STOCKHOLDERS’ EQUITY
Capital Stock (Note 4)
Authorized:
100,000,000 common shares, $0.0001 par value.
Issued and outstanding shares:
9,000,000 common shares.	900	900
Additional paid-in capital	8,100	8,100
Deficit accumulated during the development stage	(4,174)	(2,699)
Total Stockholders’ Equity	4,826	6,301

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,426	$8,301

See accompanying notes to the financial statements.

E-WASTE CORP.

(A Development Stage Company)

Statements of Operations

(unaudited)

		For the Period
	Three Months	from Inception
	Ended	January 26, 2012
	May 31, 2012	May 31, 2012

REVENUES	$—	$—

EXPENSES
General & Administrative	775	839
Professional Fees	700	3,335

Loss Before Income Taxes	$(1,475)	$(4,174)

Provision for Income Taxes	—	—

Net Loss	$(1,475)	$(4,174)

PER SHARE DATA:

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted Average Common shares outstanding	9,000,000	9,000,000

See accompanying notes to the financial statements.

E-WASTE CORP.

(A Development Stage Company)

Statement of Stockholder’s Equity

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception - January 26, 2012	—	$—	$—	$—	$—

Common shares issued to Founder for cash at $0.001 per share (par value $0.0001) on January 26, 2012	9,000,000	900	8,100	—	9,000

Loss for the period from inception on January 26, 2012 to February 29, 2012	—	—	—	(2,699)	(2,699)
				—
Balance - February 29, 2012	9,000,000	900	8,100	(2,699)	6,301

Net Loss (unaudited)	—	—	—	(1,475)	(1,475)

Balance - May 31, 2012	9,000,000	900	8,100	(4,174)	4,826

See accompanying notes to the financial statements.

E-WASTE CORP.

(A Development Stage Company)

Statement of Cash Flows

		For the Period
		from Inception
	Three Months	January 26, 2012
	Ended	to
	May 31, 2012	May 31, 2012

OPERATING ACTIVITIES

Net Loss	$(1,475)	$(4,174)

Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable and accrued liabilities	(1,400)	600
Net cash used in operating activities	(2,875)	(3,574)

FINANCING ACTIVITIES
Capital Stock issued for cash	—	9,000
Net cash provided by financing activities	—	9,000

INCREASE IN CASH AND CASH EQUIVALENTS	(2,875)	5,426

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,301	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,426	$5,426

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$—	$—
Income taxes	$—	$—

See accompanying notes to the financial statements.

E-WASTE CORP.

(A Development Stage Company)

Notes to Financial Statements

For the Period from January 26, 2012 (Date of Inception) through May 31, 2012

NOTE 1. BACKGROUND INFORMATION

E-Waste Corp. (the “Company”), a Florida corporation, was formed to develop an E-WASTE recycling business. It is the company’s intent to develop a facility to obtain E-Waste products from consumers, industry, local, state, government, hospitals, schools and other. The Company was incorporated on January 26, 2012 (Date of Inception) with its corporate headquarters located in Medford, New Jersey and its year-end is February 29, 2012.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended May 31, 2012, the Company had no operations. As of May 31, 2012, the Company has not emerged from the development stage.  In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed are:

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FINANCIAL INSTRUMENTS - The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

CASH AND CASH EQUIVALENTS - All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE - The Company accounts for income taxes under FASB ASC 740 “Income Taxes.”  Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

RESEARCH AND DEVELOPMENT EXPENSES - Expenditures for research, development, and engineering of products are expensed as incurred. There has been no research and development cost incurred for the period January 26, 2012 (date of inception) through May 31, 2012.

COMMON STOCK - The Company records common stock issuances when all of the legal requirements for the issuance of such common stock have been satisfied.

E-WASTE CORP.

(A Development Stage Company)

Notes to Financial Statements

For the Period from January 26, 2012 (Date of Inception) through May 31, 2012

NET INCOME (LOSS) PER COMMON SHARE - Net income (loss) per share is calculated in accordance with FASB ASC 260, “Earnings Per Share.”  The weighted-average number of common shares outstanding during each period is used to compute basic earning or loss per share.  Diluted earnings or loss per share is computed using the weighted average number of shares and diluted potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at May 31, 2012.  As of May 31, 2012, the Company had no dilutive potential common shares.

REVENUE AND COST RECOGNITION - The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

ADVERTISING COSTS - The Company’s policy regarding advertising is to expense advertising when incurred. There has been no advertising cost incurred for the three months ended May 31, 2012 or for the period January 26, 2012 (date of inception) through May 31, 2012.

RECENTLY ACCOUNTING PRONOUNCEMENTS

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company’s present or future financial statements.

NOTE 4. INCOME TAXES - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes resulting from temporary differences. Such temporary differences result from differences in the carrying value of assets and liabilities for tax and financial reporting purposes. The deferred tax assets   and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

January 26, 2012
(Date of Inception)
through
May 31, 2012
Tax benefit at U.S. statutory rate	$—
State income tax benefit, net of federal benefit.	—
$—

The Company did not have any temporary differences for the period from January 26, 2012 (Date of Inception) through May 31, 2012.

The Company adopted the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10), on January 26, 2012 (date of inception) . The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

E-WASTE CORP.

(A Development Stage Company)

Notes to Financial Statements

For the Period from January 26, 2012 (Date of Inception) through May 31, 2012

NOTE 5. SHAREHOLDER’S EQUITY

COMMON STOCK

The authorized common stock of the Company consists of 250,000,000 shares with a par value of $0.0001.  The Company issued 9,000,000 shares of our $.0001 par value common stock to John Maute, our CEO and sole Director, on January 26, 2012 for cash in the amount of $9,000 (per share price of $.001).

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 6. RELATED PARTY TRANSACTIONS

On January 26, 2012 (date of inception) , the Company sold 9,000,000 shares of common stock to its founder for $0.001 per share.

The officer and director of the Company is or may be involved in other business activities and may, in the future, become involved in other business opportunities that become available. He may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the founder of the Company to use at a minimum charge.

The above is not necessarily indicative of the amounts that would have been incurred had a comparable transaction been entered into with independent parties.

NOTE 7. COMMITMENTS AND CONTINGENCY

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

E-Waste Corp. (the “Company”), a Florida corporation intends to develop a facility to obtain E-Waste products from consumers, industry, local, state, government, hospitals, schools and other. The Company was incorporated on January 26, 2012 (Date of Inception) with its corporate headquarters located in Medford, New Jersey and its year-end is February 29, 2012. We have no operations and in accordance with SFAS #7 is considered to be in the development stage.

Results of Operations

The following discussion should be read in conjunction with the condensed financial statements and segment data and in conjunction with the Company’s S-1 and amended S-1/A’s. Results or interim periods may not be indicative of results for the full year.

During the three months of the fiscal year 2012, the Company was focused on preparing the documentation required to be filed with the Securities and Exchange Commission (SEC) and with the Financial Industry Regulatory Authority (FINRA). On March 21, 2012 the Company filed a Registration Form S-1 and also filed S-1/A  Amendments on May 3, 2012,  and May 23, 2012 with the SEC.

Results of Operations

The Company did not generate any revenue during the three months ended May 31, 2012.

Total expenses the three (3) months ending May 31, 2012 were $1,475 resulting in an operating loss for the period of $1,475. Basic net loss per share amounting to $.00 for the three (3) months ending May 31, 2012.

General and Administrative expenses consisted primarily of filing and professional fees for the three (3) ending May 31, 2012.

Liquidity and Capital Resources

At May 31, 2012 we had working capital of $4,826 consisting of cash on hand of $5,426 as compared to working capital of $6,301 at February 29, 2012 and cash of $8,301.

Net cash used in operating activities for the three months ended May 31, 2012 was $2,875 as compared to $3,574 for the period from inception on January 26, 2012 (date of inception) through May 31, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of May 31, 2012 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of May 31, 2012.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2012. Additionally, we plan to test our updated controls and remediate our deficiencies by May 31, 2013.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS.

Not applicable to a smaller reporting company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer

32.1	Section 1350 Certification of principal executive officer and principal financial and accounting officer

101*	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

E-Waste Corp.

Date: August 27, 2012	BY: /s/ John Maute
John Maute
President, Secretary, Treasurer,
Principal Executive Officer,
Principal Financial and Accounting Officer and Sole Director