Form 10-Q
period 2012-08-31
E-WASTE CORP.
filed 2012-09-13
CIK 1543066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [   ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 12,000,000 shares of common stock are issued and outstanding as of August 31, 2012.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended February 29, 2012. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to E-Waste Corp. a Florida corporation.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

E-WASTE CORP.

(A Development Stage Company)

Balance Sheets

	As of
	August 31, 2012	February 29, 2012
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$32,041	$8,301
Total current assets	32,041	8,301

TOTAL ASSETS	$32,041	$8,301

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable & Accrued liabilities	$600	$2,000
Total liabilities	600	2,000

STOCKHOLDERS’ EQUITY
Capital Stock (Note 5)
Authorized:
100,000,000 common shares, $0.0001 par value.
Issued and outstanding shares:
12,000,000 and 9,000,000 common shares at August 31, 2012 and February 29, 2012, respectively.	1,260	900
Additional paid-in capital	43,740	8,100
Deficit accumulated during the development stage	(13,559)	(2,699)
Total Stockholders’ Equity	31,441	6,301

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,041	$8,301

See accompanying notes to the financial statements.

E-WASTE CORP.

(A Development Stage Company)

Statements of Operations

(unaudited)

			For the Period
	Three Months	Six Months	from (Inception)
	Ended	Ended	January 26, 2012
	August 31, 2012	August 31, 2012	August 31, 2012

REVENUES	$—	$—	$—

EXPENSES
General & Administrative	8,785	9,560	10,259
Professional Fees	600	1,300	3,300

Loss Before Income Taxes	$(9,385)	$(10,860)	$(13,559)

Provision for Income Taxes	—	—	—

Net Loss	$(9,385)	$(10,860)	$(13,559)

PER SHARE DATA:

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted Average Common shares outstanding	10,532,609	9,766,304

See accompanying notes to the financial statements.

E-WASTE CORP.

(A Development Stage Company)

Statement of Stockholder’s Equity

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception - January 26, 2012	—	$—	$—	$—	$—

Common shares issued to Founder for cash at $0.001 per share (par value $0.0001) on January 26, 2012	9,000,000	900	8,100	—	9,000

Loss for the period from inception on January 26, 2012 to February 29, 2012	—	—	—	(2,699)	(2,699)
				—
Balance - February 29, 2012 (audited)	9,000,000	900	8,100	(2,699)	6,301

Net Loss for the period ended August 31, 2012	—	—	—	(10,860)	(10,860)

Common shares issued to Investors for cash at $0.012 per share (par value $0.0001) on July 15, 2012	3,000,000	360	35,640	—	36,000

Balance - August 31, 2012 (unaudited)	12,000,000	1,260	43,740	(13,559)	31,441

See accompanying notes to the financial statements.

E-WASTE CORP.

(A Development Stage Company)

Statement of Cash Flows

(unaudited)

		For the Period
		from Inception
	Three Months	January 26, 2012
	Ended	to
	August 31, 2012	August 31, 2012

OPERATING ACTIVITIES

Net Loss	$(10,860)	$(13,559)

Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable and accrued liabilities	(1,400)	600
Net cash used in operating activities	(12,260)	(12,959)

FINANCING ACTIVITIES
Capital Stock issued for cash	36,000	45,000
Net cash provided by financing activities	36,000	45,000

INCREASE IN CASH AND CASH EQUIVALENTS	23,740	32,041

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,301	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$32,041	$32,041

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$—	$—
Income taxes	$—	$—

See accompanying notes to the financial statements.

E-WASTE CORP.

(A Development Stage Company)

Notes to Financial Statements

(unaudited)

For the Period from January 26, 2012 (Date of Inception) through August 31, 2012

NOTE 1. BACKGROUND INFORMATION

E-Waste Corp. (the “Company”), a Florida corporation, was formed to develop an E-WASTE recycling business. It is the company’s intent to develop a facility to obtain E-Waste products from consumers, industry, local, state, government, hospitals, schools and other. The Company was incorporated on January 26, 2012 (Date of Inception) with its corporate headquarters located in Medford, New Jersey and its year-end is February 28/29.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended August 31, 2012, the Company had no operations. As of August 31, 2012, the Company has not emerged from the development stage.  In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the period from January 26, 2012 (inception) through February 29, 2012 and notes thereto contained in the information filed as part of the Company’s Registration Statement on Form S-1,

FINANCIAL INSTRUMENTS - The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

CASH AND CASH EQUIVALENTS - All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents.

E-WASTE CORP.

(A Development Stage Company)

Notes to Financial Statements

For the Period from January 26, 2012 (Date of Inception) through August 31, 2012

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

RESEARCH AND DEVELOPMENT EXPENSES - Expenditures for research, development, and engineering of products are expensed as incurred. There has been no research and development cost incurred for the period January 26, 2012 (date of inception) through August 31, 2012.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at August 31, 2012.  As of August 31, 2012, the Company had no dilutive potential common shares.

REVENUE AND COST RECOGNITION - The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

ADVERTISING COSTS - The Company’s policy regarding advertising is to expense advertising when incurred. There has been no advertising cost incurred for the three months ended August 31, 2012 or for the period January 26, 2012 (date of inception) through August 31, 2012.

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

January 26, 2012
(Date of Inception)
through
August 31, 2012
Tax benefit at U.S. statutory rate	$—
State income tax benefit, net of federal benefit.	—
$—

E-WASTE CORP.

(A Development Stage Company)

Notes to Financial Statements

For the Period from January 26, 2012 (Date of Inception) through August 31, 2012

The Company did not have any temporary differences for the period from January 26, 2012 (Date of Inception) through August 31, 2012.

The Company adopted the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10), on January 26, 2012 (date of inception). The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

NOTE 5. SHAREHOLDER’S EQUITY

COMMON STOCK

The authorized common stock of the Company consists of 250,000,000 shares with a par value of $0.0001.  The Company issued 9,000,000 shares of our $.0001 par value common stock to John Maute, our CEO and sole Director, on January 26, 2012 for cash in the amount of $9,000 (per share price of $.001).

The Company issued 3,000,000 shares of our $.0001 par value common stock to investors, on July 15, 2012 for cash in the amount of $36,000 (per share price of $.012).

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 6. RELATED PARTY TRANSACTIONS

On January 26, 2012 (date of inception), the Company sold 9,000,000 shares of common stock to its founder for $0.001 per share.

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

E-Waste Corp. (the “Company”), a Florida corporation intends to develop a facility to obtain E-Waste products from consumers, industry, local, state, government, hospitals, schools and other. The Company was incorporated on January 26, 2012 (Date of Inception) with its corporate headquarters located in Medford, New Jersey and its year-end is February 28/29. We have no operations and in accordance with SFAS #7 is considered to be in the development stage.

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

The Company did not generate any revenue during the three months ended August 31, 2012.

Total expenses the three (3) and (6) months ending August 31, 2012 were $9,385, and $10,860 resulting in an operating loss for the period from inception (January 26, 2012) until August 31, 2012 of $13,559. Basic net loss per share amounted to $.00 for both the three (3) and six (6) month periods ending August 31, 2012.

General and Administrative expenses consisted primarily of filing and professional fees for the three (3) and six (6) months ending August 31, 2012.

Liquidity and Capital Resources

At August 31, 2012 we had working capital of $31,441 consisting of cash on hand of $32,041 as compared to working capital of $6,301 at February 29, 2012 and cash of $8,301

Net cash used in operating activities for the six months ended August 31, 2012 was $12,260,  as compared to $12,959 for the period from January 26, 2012 (date of inception) through August 31, 2012.

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

As of August 31, 2012 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of August 31, 2012.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2012. Additionally, we plan to test our updated controls and remediate our deficiencies by August 31, 2013.

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

Not applicable.

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

E-Waste Corp.

Date: September 13, 2012	BY: /s/ John Maute
John Maute
President, Secretary, Treasurer,
Principal Executive Officer,
Principal Financial and Accounting Officer and Sole Director