Form 10-Q
period 2012-11-30
E-WASTE CORP.
filed 2012-12-20
CIK 1543066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [ ]  No {X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 12,000,000 shares of common stock are issued and outstanding as of November 30, 2012.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or August contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended November 30, 2011. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to E-Waste Corp. a Florida corporation.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

E-WASTE CORP.

(A Development Stage Company)

Balance Sheets

	As of
	November 30, 2012	February 29, 2012
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$20,163	$8,301
Total current assets	20,163	8,301

TOTAL ASSETS	$20,163	$8,301

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable & Accrued liabilities	$600	$2,000
Total liabilities	600	2,000

STOCKHOLDERS’ EQUITY
Capital Stock (Note 5)
Authorized:
250,000,000 common shares, $0.0001 par value.
Issued and outstanding shares:
12,000,000 and 9,000,000 common shares at November 30, 2012 and February 29, 2012, respectively.	1,260	900
Additional paid-in capital	43,740	8,100
Deficit accumulated during the development stage	(25,437)	(2,699)
Total Stockholders’ Equity	19,563	6,301

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,163	$8,301

See accompanying notes to the financial statements.

E-WASTE CORP.

(A Development Stage Company)

Statements of Operations

(unaudited)

			For the Period
			from Inception
	Three Months	Nine Months	January 26, 2012
	Ended	Ended	to
	November 30, 2012	November 30, 2012	November 30, 2012

REVENUES	$—	$—	$—

EXPENSES
General & Administrative	9,892	19,453	20,152
Professional Fees	1,985	3,285	5,285

Loss Before Income Taxes	$(11,877)	$(22,738)	$(25,437)

Provision for Income Taxes	—	—	—

Net Loss	$(11,877)	$(22,738)	$(25,437)

PER SHARE DATA:

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted Average Common shares outstanding	12,000,000	10,361,842

See accompanying notes to the financial statements.

E-WASTE CORP.

(A Development Stage Company)

Statements of Stockholder’s Equity

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception - January 26, 2012	—	$—	$—	$—	$—

Common shares issued to Founder for cash at $0.001 per share (par value $0.0001) on January 26, 2012	9,000,000	900	8,100	—	9,000

Net Loss	—	—	—	(2,699)	(2,699)
				—
Balance - February 29, 2012 (audited)	9,000,000	900	8,100	(2,699)	6,301

Common shares issued to Investors for cash at $0.012 per share (par value $0.0001) on July 15, 2012	3,000,000	360	35,640	—	36,000

Net Loss (unaudited)	—	—	—	(22,738)	(22,738)

Balance - November 30, 2012	12,000,000	1,260	43,740	(25,437)	19,563

See accompanying notes to the financial statements.

E-WASTE CORP.

(A Development Stage Company)

Statement of Cash Flows

(unaudited)

		For the Period
		from Inception
	Nine Months	January 26, 2012
	Ended	to
	November 30, 2012	November 30, 2012

OPERATING ACTIVITIES

Net Loss	$(22,738)	$(25,437)

Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable and accrued liabilities	(1,400)	600
Net cash used in operating activities	(24,138)	(24,837)

FINANCING ACTIVITIES
Capital Stock issued for cash	360	1,260
Paid in Capital	35,640	43,740
Net cash provided by financing activities	36,000	45,000

INCREASE IN CASH AND CASH EQUIVALENTS	11,862	20,163

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,301	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,163	$20,163

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$—	$—
Income taxes	$—	$—

See accompanying notes to the financial statements.

E-WASTE CORP.

(A Development Stage Company)

Notes to Financial Statements

For the Period from January 26, 2012 (Date of Inception) through November 30, 2012

(unaudited)

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

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended November 30, 2012, the Company had no operations. As of November 30, 2012, the Company has not emerged from the development stage.  In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

RESEARCH AND DEVELOPMENT EXPENSES - Expenditures for research, development, and engineering of products are expensed as incurred. There has been no research and development cost incurred for the period January 26, 2012 (date of inception) through November 30, 2012.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at November 30, 2012.  As of November 30, 2012, the Company had no dilutive potential common shares.

REVENUE AND COST RECOGNITION - The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

ADVERTISING COSTS - The Company’s policy regarding advertising is to expense advertising when incurred. There has been no advertising cost incurred for the three months ended November 30, 2012 or for the period January 26, 2012 (date of inception) through November 30, 2012.

RECENT ACCOUNTING PRONOUNCEMENTS

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

January 26, 2012
(Date of Inception)
through
November 30, 2012
Tax benefit at U.S. statutory rate	$—
State income tax benefit, net of federal benefit.	—
$—

The Company did not have any temporary differences for the period from January 26, 2012 (Date of Inception) through November 30, 2012.

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

The Company did not generate any revenue during the three months ended November 30, 2012.

Total expenses the three (3) months ending November 30, 2012 were $11,877 resulting in an operating loss for the period of $11,877. Basic net loss per share amounting to $0.00 for the three (3) months ending November 30, 2012.

General and Administrative expenses consisted primarily of filing and professional fees for the three (3) ending November 30, 2012.

Liquidity and Capital Resources

At November 30, 2012 we had working capital of $19,563 consisting of cash on hand of $20,163 as compared to working capital of $6,301 at February 29, 2012 and cash of $8,301.

Net cash used in operating activities for the nine months ended November 30, 2012 was $24,138 as compared to a loss of $24,837 for the period from inception on January 26, 2012 (date of inception) through November 30, 2012.

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

As of November 30, 2012 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of November 30, 2012.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2013. Additionally, we plan to test our updated controls and remediate our deficiencies by March 31, 2014.

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

ITEM 4.  MINE SAFETY DISCLOSURES.

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

E-Waste Corp.

Date: December 20, 2012	BY: /s/ John Maute
John Maute
President, Secretary, Treasurer,
Principal Executive Officer,
Principal Financial and Accounting Officer and Sole Director