Form 10-Q/A
period 2012-05-31
E-WASTE CORP.
filed 2012-12-31
CIK 1543066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [   ]  No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 9,000,000 shares of common stock are issued and outstanding as of May 31, 2012.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2012 (“Form 10-Q”) is to correct a clerical error on the Form 10-Q cover page, where we incorrectly identified the Registrant as a shell company (as defined in Rule 12b-2 of the Exchange Act). We have corrected the error and have identified the Registrant as a non-shell company.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

PART II - OTHER INFORMATION

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

* Previously submitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

E-Waste Corp.

Date: December 31, 2012	BY: /s/ John Maute
John Maute
President, Secretary, Treasurer,
Principal Executive Officer,
Principal Financial and Accounting Officer and Sole Director