Form 10-Q
period 2013-05-31
E-WASTE CORP.
filed 2013-07-22
CIK 1543066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  May 31, 2013

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

(212) 400-6900
(Registrant’s telephone number, including area code)

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒    No  ☐

As of July 16, 2013, there were 12,000,000 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

E-WASTE CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our Form 10-K for the fiscal year ended February 28, 2013 filed with the SEC on June 13, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

TABLE OF CONTENTS

PAGE

Condensed Balance Sheets as of May 31, 2013 (unaudited) and February 28, 2013	4

Condensed Statements of Operations for the three month periods ended May 31, 2013 and 2012 (unaudited) and for the period from January 26, 2012 (date of inception) to May 31, 2013 (unaudited)	5

Condensed Statements of Cash Flows for the three month periods ended May 31, 2013 and 2012 (unaudited) and for the period from January 26, 2012 (date of inception) to May 31, 2013 (unaudited)	6

Notes to the Unaudited Condensed Financial Statements (unaudited)	7

E-Waste Corp.

(A Development Stage Company)

Condensed Balance Sheets

	May 31,	February 28,
	2013	2013
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$—	$91
Total current assets	—	91
Total assets	$—	$91

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$524	$—
Advances from stockholder	12,677	1,500
Total current liabilities	13,201	1,500
Total liabilities	13,201	1,500

Commitments and contingencies

Stockholders’ deficit
Common stock, $.0001 par value, 250,000,000 shares authorized, 12,000,000 shares issued and outstanding at May 31, 2013 and February 28, 2013	1,200	1,200
Additional paid-in capital	42,565	42,565
Deficit accumulated during development stage	(56,966)	(45,174)
Total stockholders’ equity	(13,201)	(1,409)
Total liabilities and stockholders’ equity	$—	$91

See accompanying notes to condensed financial statements.

E-Waste Corp.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

			For the period from
			January 26, 2012
	For the three months ended May 31,		(Inception) through
	2013	2012	May 31, 2013
Operating expenses:
General and administrative	$2,065	$775	$41,189
Professional fees	9,727	700	15,777
Total operating expenses	11,792	1,475	56,966

Net (loss)	$(11,792)	$(1,475)	$(56,966)

Per share information - basic and fully diluted:
Weighted average shares outstanding - basic and fully diluted	12,000,000	9,000,000
Net (loss) per share – basic and fully diluted	$(0.00)	$(0.00)

See accompanying notes to condensed financial statements.

E-Waste Corp.

(A Development Stage Company)

Condensed Statement of Cash Flows

(Unaudited)

			Period from
			inception
			(January 26, 2012)
			to
	Three months ended May 31,		May 31,
	2013	2012	2013

Net cash (used) in operations	$(11,268)	$(2,875)	$(56,442)

Cash flows from financing activities:
Advances from stockholder	11,177	—	12,677
Proceeds from sale of common stock, net	—	—	43,765
Net cash provided by financing activities	11,177	—	56,442

Changes in cash	(91)	(2,875)	—
Cash and cash equivalents, beginning of period	91	8,301	—
Cash and cash equivalents, end of period	$—	$5,426	$—

Supplemental cash flow information:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

See accompanying notes to condensed financial statements.

E-WASTE CORP.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Note 1. Basis of Presentation and Nature of Business

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to E-Waste Corp.  The accompanying unaudited financial statements of E-Waste Corp. at May 31, 2013 and 2012 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended February 28, 2013. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the three month periods ended May 31, 2013 and 2012 presented are not necessarily indicative of the results to be expected for the full year. The February 28, 2013 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended February 28, 2013.

E-Waste Corp., a Florida corporation was formed on January 26, 2012, to develop an e-waste recycling business.  The Company was not successful in its efforts and has discontinued this line of business.

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

Note 2. Significant Accounting Policies

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern.  The Company is in the development stage and has not as yet generated any revenues and has incurred losses to date of $56,966.  In addition, our current liabilities exceed our current assets by $13,201.  To date the Company has funded its operations through advances from a stockholder and the sale of common stock.  The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  These factors raise substantial doubt about the Company’s ability to continue operating as a going concern.  The Company’s ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund its commitments and ongoing losses, and ultimately generate profitable operations.

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

E-WASTE CORP.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

(Continued)

Revenue and Cost Recognition

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

Advertising

Advertising costs are expensed as incurred. There has been no advertising cost incurred for the period January 26, 2012 (date of inception) through May 31, 2013.

Research and Development Expenses

Expenditures for research and development are expensed as incurred.  There have been no research and development cost incurred for the period from January 26, 2012 (inception) through May 31, 2013.

Income Taxes

A provision for income taxes is determined in accordance with the provisions of ASC Topic 740, Accounting for Income Taxes (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

For the three months ended May 31, 2013 and 2012 and for the period from January 26, 2012 (inception) through May 31, 2013 the Company did not have any interest and penalties or any significant unrecognized uncertain tax positions.

Earnings per Share

The Company calculates net loss per share in accordance with ASC Topic 260, Earnings per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for the period, and diluted earnings per share is computed by including Common Stock equivalents outstanding for the period in the denominator.  At May 31, 2013 and 2012 the Company had no potential dilutive common shares and, any equivalents would have been anti-dilutive as the Company had losses for the periods then ended.

Recent Pronouncements

The Company has reviewed all recently issued, but no yet effective, accounting pronouncements and do not believe the future adoptions of any such pronouncements may be expected to cause a material impact on our financial condition or the results of operations.

E-WASTE CORP.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

(Continued)

Note 3. Stockholders’ Equity

In January 2012, the Company issued 9,000,000 shares of its $.0001 par value common stock to it’s then CEO and sole director, for cash in the amount of $9,000 (per share price of $.001).

During the year ended February 28, 2013 the Company issued 3,000,000 shares of its common stock pursuant to a registration statement on Form S-1 at a price of $.12 per share.  The Company received an aggregate of $36,000 as a result of the offering. Costs associated with the public offering amounted to $1,235 and have been deducted from the Company’s paid-in capital account.  The net proceeds from this offering were $34,765.

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

Note 4. Income Taxes

The Company accounts for income taxes in interim periods in accordance with ASC 740. The Company has determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate. As of May 31, 2013 and 2012, the estimated effective tax rate for the year will be zero.

There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit our tax returns from 2012 through the current period. Our policy is to account for income tax related interest and penalties in income tax expense in the statements of operations. There have been no income tax related interest or penalties assessed or recorded.

ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This pronouncement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Note 5. Commitments and Contingency

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Note 6. Business Segments

There are no reportable business segments.

Note 7. Subsequent Events

Management has evaluated all activity and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein. You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the “Company,” “we,” “us,” or “our” are to E-Waste Corp.

General Overview

We were incorporated in the State of Florida on January 26, 2012, to develop an e-waste recycling business.  We were not successful in our efforts and have discontinued this line of business.  Going forward, we intend to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.  No specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or any transactions will be consummated.  See Part I, Item 1, “Business—Our Business Plan,” and Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K filed with the SEC on June 13, 2013 for additional information and risks associated with our proposed business plan.

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

Results of Operations

Three Month Period Ended May 31, 2013 Compared to Three Month Period Ended May 31, 2012

Revenues and Other Income

During the three month period ended May 31, 2013, we remained in the developing stage and we did not realize any revenues from operations.  Similarly, we have not realized any revenues from operations during the period from inception through May 31, 2013.

Expenses

Operating expenses, consisting entirely of general and administrative expenses (including professional fees) totaled $11,415 in the three-month period ended May 31, 2013, compared to $1,545 in the three-month period ended May 31, 2012, which consisted primarily of general and administrative expenses.

Net Losses

As a result of the foregoing, we incurred a net loss of $11,792, or $(0.00) per share, for the three months ended March 31, 2013, compared to a net loss of $1,545, or $(0.00) per share, for the corresponding period ended March 31, 2012.

Liquidity and Capital Resources

As of the date of this report, we had yet to generate any revenues from our business operations.  For the period ended February 28, 2012, we issued 9,000,000 shares of common stock to our sole officer and director for cash proceeds of $9,000.  Pursuant to a Stock Purchase Agreement, dated as of January 14, 2013, between GEM Global Yield Fund LLC SCS (“GGYF”) and John Maute, our then principal shareholder and sole officer and director, GGYF purchased from Mr. Maute for cash consideration of $278,000, six million (6,000,000) shares of our common stock.  We also sold 3,000,000 shares of our common stock in a public offering, which closed on June 14, 2012, for aggregate cash proceeds of $36,000.

As of May 31, 2013, we had no cash, we had liabilities of $13,201, and our working capital deficit was $13,201.  We anticipate that our current liquidity is not sufficient to meet the new obligations associated with being a company that is fully reporting with the SEC.

To date, we have managed to keep our monthly cash flow requirement low for two reasons.  First, our sole officer does not draw a salary at this time.  Second, we have been able to keep our operating expenses to a minimum by operating in space provided at no expense by GGYF.

We currently have no external sources of liquidity such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

Our sole director and officer has made no commitments written or oral, with respect to providing a source of liquidity in the form of cash advances, loans and/or financial guarantees.

In the three month period ended May 31, 2013, GGYF made loans to us in the amount of $12,677 to pay certain of our expenses. However, going forward, GGYF has made no commitments written or oral, with respect to providing a source of liquidity in the form of cash advances, loans and/or financial guarantees.

We expect that we will need to raise funds in order to effectuate our business plan.  We anticipate that we will need to seek financing through means such as borrowings from institutions or private individuals.  There can be no assurance that we will be able to raise such funds. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, we may be forced to seek a buyer for our business or another entity with which we could create a joint venture.  If all of these alternatives fail, we expect that we will be required to seek protection from creditors under applicable bankruptcy laws.

Our independent auditor has expressed doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to implement our business plan, raise capital and generate revenues. See Note 2 of our financial statements.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

Not applicable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, management has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

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

As of May 31, 2013, management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, we believe that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and a lack of independent directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President, Treasurer and Secretary in connection with the review of our financial statements as of May 31, 2013.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of May 31, 2013, that occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered securities during the three month period ended May 31, 2013, or subsequent period through the date hereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

In reviewing the agreements included as exhibits to this Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-Q and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are included as part of this report:

Exhibit No.	Description

31.1 / 31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1 / 32.2*	Rule 1350 Certification of Chief Executive and Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

* This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

** Pursuant to Rule 406T of Regulation S-T, this XBRL related information shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

E-WASTE CORP.

Dated: July 22, 2013	By:	/s/ Peter E. de Svastich
	Name:	Peter E. de Svastich
	Title:	President, Treasurer and Secretary (Principal Executive and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1 / 31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1 / 32.2*	Rule 1350 Certification of Chief Executive and Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

* This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

** Pursuant to Rule 406T of Regulation S-T, this XBRL related information shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.