Form 10-Q
period 2013-11-30
E-WASTE CORP.
filed 2014-01-21
CIK 1543066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  November 30, 2013

or

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

Yes  ☒    No  ☐

As of January 20, 2014, there were 12,000,000 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

E-WASTE CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2013

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

TABLE OF CONTENTS

PAGE

Condensed Balance Sheets as of November 30, 2013 (unaudited) and February 28, 2013	4

Condensed Statements of Operations for the three and nine month periods ended November 30, 2013 and 2012 (unaudited) and for the period from January 26, 2012 (date of inception) to November 30, 2013 (unaudited)	5

Condensed Statements of Cash Flows for the nine month periods ended November 30, 2013 and 2012 (unaudited) and for the period from January 26, 2012 (date of inception) to November 30, 2013 (unaudited)	6

Notes to the Unaudited Condensed Financial Statements (unaudited)	7

E-Waste Corp.

(A Development Stage Company)

Condensed Balance Sheets

	November 30,	February 28,
	2013	2013
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$—	$91
Total current assets	—	91
Total assets	$—	$91

Liabilities and Stockholders’ Deficit
Liabilities
Current liabilities:
Accounts payable	$12,974	$—
Advances from stockholder	30,395	1,500
Total current liabilities	43,369	1,500
Total liabilities	43,369	1,500

Commitments and contingencies

Stockholders’ deficit
Common stock, $.0001 par value, 250,000,000 shares authorized, 12,000,000 shares issued and outstanding at November 30, 2013 and February 28, 2013	1,200	1,200
Additional paid-in capital	42,565	42,565
Deficit accumulated during development stage	(87,134)	(45,174)
Total stockholders’ deficit	(43,369)	(1,409)
Total liabilities and stockholders’ deficit	$—	$91

See accompanying notes to condensed financial statements.

E-Waste Corp.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

					For the period from
					January 26, 2012
	For the Three Months Ended		For the Nine Months Ended		(Inception) through
	November 30,		November 30,		November 30,
	2013	2012	2013	2012	2013
Operating expenses:
General and administrative	$2,774	$9,892	$8,261	$19,453	$47,385
Professional fees	11,200	1,985	33,699	3,285	39,749
Total operating expenses	13,974	11,877	41,960	22,738	87,134

(Loss) before income taxes	(13,974)	(11,877)	(41,960)	(22,738)	(87,134)

Provision for income taxes	—	—	—	—	—

Net (loss)	$(13,974)	$(11,877)	$(41,960)	$(22,738)	$(87,134)

Per share information - basic and fully diluted
Basic and diluted (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average shares outstanding	12,000,000	12,000,000	12,000,000	10,361,842

See accompanying notes to condensed financial statements.

E-Waste Corp.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

			Period from
			inception
			(January 26, 2012)
	Nine Months Ended November 30,		to November 30,
	2013	2012	2013

Net cash (used) in operations	$(28,986)	$(24,138)	$(74,160)

Cash flows from financing activities:
Advances from stockholders	28,895	—	30,395
Proceeds from sale of common stock, net	—	36,000	43,765
Net cash provided by financing activities	28,895	36,000	74,160

Changes in cash	(91)	11,862	—
Cash and cash equivalents, beginning of period	91	8,301	—
Cash and cash equivalents, end of period	$—	$20,163	$—

Supplemental information:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

See accompanying notes to condensed financial statements.

E-WASTE CORP.

(A Development Stage Company)

Notes to Condensed Financial Statements

November 30, 2013

(Unaudited)

Note 1. Basis of Presentation and Nature of Business

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to E-Waste Corp.  The accompanying unaudited financial statements of E-Waste Corp. at November 30, 2013 and 2012 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended February 28, 2013. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the three and nine month periods ended November 30, 2013 and 2012 presented are not necessarily indicative of the results to be expected for the full year. The February 28, 2013 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended February 28, 2013.

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

Note 2. Significant Accounting Policies

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern.  The Company is in the development stage and has not as yet generated any revenues and has incurred losses to date of $87,134.  In addition, our current liabilities exceed our current assets by $43,369.  To date the Company has funded its operations through advances from a stockholder and the sale of common stock.  The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  These factors raise substantial doubt about the Company’s ability to continue operating as a going concern.  The Company’s ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund its commitments and ongoing losses, and ultimately generate profitable operations.

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

November 30, 2013

(Unaudited)

(Continued)

Revenue and Cost Recognition

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

Advertising

Advertising costs are expensed as incurred. There has been no advertising cost incurred for the period January 26, 2012 (date of inception) through November 30, 2013.

Research and Development Expenses

Expenditures for research and development are expensed as incurred.  There have been no research and development cost incurred for the period from January 26, 2012 (inception) through November 30, 2013.

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

For the three and nine months ended November 30, 2013 and 2012 and for the period from January 26, 2012 (inception) through November 30, 2013 the Company did not have any interest and penalties or any significant unrecognized uncertain tax positions.

Earnings per Share

The Company calculates net loss per share in accordance with ASC Topic 260, Earnings per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for the period, and diluted earnings per share is computed by including Common Stock equivalents outstanding for the period in the denominator.  At November 30, 2013 and 2012 the Company had no potential dilutive common shares and, any equivalents would have been anti-dilutive as the Company had losses for the periods then ended.

Recent Pronouncements

The Company has reviewed all recently issued, but no yet effective, accounting pronouncements and do not believe the future adoptions of any such pronouncements may be expected to cause a material impact on our financial condition or the results of operations.

E-WASTE CORP.

(A Development Stage Company)

Notes to Condensed Financial Statements

November 30, 2013

(Unaudited)

(Continued)

Note 3. Advances from Stockholder

Advances from stockholder are non-interest bearing and due on demand.

Note 4. Stockholders’ Equity

In January 2012, the Company issued 9,000,000 shares of its $0.0001 par value common stock to its then CEO and sole director, for cash in the amount of $9,000 (per share price of $0.001).

During the year ended February 28, 2013 the Company issued 3,000,000 shares of its common stock pursuant to a registration statement on Form S-1 at a price of $0.12 per share.  The Company received an aggregate of $36,000 as a result of the offering. Costs associated with the public offering amounted to $1,235 and have been deducted from the Company’s paid-in capital account.  The net proceeds from this offering were $34,765.

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

Note 5. Income Taxes

The Company accounts for income taxes in interim periods in accordance with ASC 740. The Company has determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate. As of November 30, 2013 and 2012, the estimated effective tax rate for the year will be zero.

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

Note 6. Commitments and Contingency

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Note 7. Business Segments

There are no reportable business segments.

Note 8. Subsequent Events

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

Results of Operations

Three Month Period Ended November 30, 2013 Compared to Three Month Period Ended November 30, 2012

Revenues and Other Income

During the three month period ended November 30, 2013, we remained in the developing stage and we did not realize any revenues from operations.  Similarly, we have not realized any revenues from operations during the period from inception through November 30, 2013.

Expenses

Operating expenses, consisting entirely of general and administrative expenses (including professional fees) totaled $13,974 in the three-month period ended November 30, 2013, compared to $11,877 in the three-month period ended November 30, 2012, which consisted primarily of general and administrative expenses.

Net Losses

As a result of the foregoing, we incurred a net loss of $13,974 or $(0.00) per share, for the three months ended November 30, 2013, compared to a net loss of $11,877, or $(0.00) per share, for the corresponding period ended November 30, 2012.

Nine Month Period Ended November 30, 2013 Compared to Nine Month Period Ended November 30, 2012

Revenues and Other Income

During the nine month period ended November 30, 2013, we remained in the developing stage and we did not realize any revenues from operations.  Similarly, we have not realized any revenues from operations during the period from inception through November 30, 2013.

Expenses

Operating expenses, consisting entirely of general and administrative expenses (including professional fees) totaled $41,960 in the nine-month period ended November 30, 2013, compared to $22,738 in the nine-month period ended November 30, 2012, which consisted primarily of general and administrative expenses.

Net Losses

As a result of the foregoing, we incurred a net loss of $41,960, or $(0.00) per share, for the nine months ended November 30, 2013, compared to a net loss of $22,738, or $(0.00) per share, for the corresponding period ended November 30, 2012.

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

As of November 30, 2013, we had no cash, we had liabilities of $43,369, and our working capital deficit was $43,369.  We anticipate that our current liquidity is not sufficient to meet the obligations associated with being a company that is fully reporting with the SEC.

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

In the nine month period ended November 30, 2013, GGYF made loans to us in the amount of $28,895 to pay certain of our expenses. However, going forward, GGYF has made no commitments written or oral, with respect to providing a source of liquidity in the form of cash advances, loans and/or financial guarantees.

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

As of November 30, 2013, management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, we believe that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and a lack of independent directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President, Treasurer and Secretary in connection with the review of our financial statements as of November 30, 2013.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of November 30, 2013, that occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered securities during the three month period ended November 30, 2013, or subsequent period through the date hereof.

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

E-WASTE CORP.

Dated: January 21, 2014	By:	/s/ Peter E. de Svastich
	Name:	Peter E. de Svastich
	Title:	President, Treasurer and Secretary (Principal Executive and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1 / 31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1 / 32.2*	Rule 1350 Certification of Chief Executive and Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

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