Form 10-K
period 2014-02-28
E-WASTE CORP.
filed 2014-05-29
CIK 1543066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  February 28, 2014

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

Yes ☐   No ☐

(Note:  The registrant is a voluntary filer of reports under Section 13 or 15(d) of the Securities Exchange Act of 1934; the registrant has filed during the preceding 12 months all reports it would have been required to file by Section 13 or 15(d) of the Securities Exchange Act of 1934 if the registrant had been subject to one of such Sections.)

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

Yes ☒   No ☐

As of August 31, 2013, there were 12,000,000 shares of the registrant’s common stock, par value $0.0001 per share (“Common Stock”), issued and outstanding.  Of these, 6,000,000 shares were held by non-affiliates of the registrant.  The market value of securities held by non-affiliates on August 31, 2013 was $72,000, based on the price of $0.012 per share for the registrant’s Common Stock which was sold in a public offering that closed on June 14, 2012.

As of May 29, 2014, there were 12,000,000 shares of the registrant’s Common Stock issued and outstanding.

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

General

We were incorporated in the State of Florida on January 26, 2012, to develop an e-waste recycling business.  We were not successful in our efforts and have discontinued this line of business.  Since that time we have been a “shell company” (as such term is defined in Rule 12b-2 under the Exchange Act.

Going forward, we intend to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.  Our objectives discussed below are extremely general and are not intended to restrict discretion of our Board of Directors (“Board”) to search for and enter into potential business opportunities or to reject any such opportunities.

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

THIS ANNUAL REPORT CONTAINS CERTAIN STATEMENTS RELATING TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF OUR COMPANY.  YOU ARE CAUTIONED THAT SUCH STATEMENTS ARE ONLY PREDICTIONS AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY.  IN EVALUATING SUCH STATEMENTS, YOU SHOULD SPECIFICALLY CONSIDER THE VARIOUS FACTORS IDENTIFIED IN THIS ANNUAL REPORT, INCLUDING THE MATTERS SET FORTH BELOW, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS.

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

We were incorporated in the State of Florida on January 26, 2012, to develop an e-waste recycling business.  Recently, our management determined to cease our e-waste recycling business, and attempt to acquire other assets or business operations that will maximize shareholder value.  We intend to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.   As a development stage company with limited resources we may not be able to successfully effectuate our business plan.  There can be no assurance that we will ever achieve any revenues or profitability.  The revenue and income potential of our proposed business and operations is unproven as the lack of operating history makes it difficult to evaluate the future prospects of our business.

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

Since inception, we have had no revenues and incurred a cumulative net loss of $102,473 through February 28, 2014.  This raises substantial doubt about our ability to continue as a going concern.  We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination.  This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity.  We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.  If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

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

GEM Global Yield Fund LLC SCS, a societé en commandite simple incorporated and existing under the law of Luxembourg (“GGYF”), beneficially owns 50% of our outstanding Common Stock.  As a result, it will have the ability to control substantially all matters submitted to our stockholders for approval including: (a) election of our Board; (b) removal of any of our directors; (c) amendments of our Certificate of Incorporation or bylaws; (d) adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us, or (e) other significant corporate transactions.  The shares were obtained pursuant to a Stock Purchase Agreement, dated as of January 14, 2013, between GGYF, and John Maute, our then principal stockholder and sole officer and director.  The shares were purchased from the Mr. Maute for cash consideration of $278,000.

Our failure to adopt certain corporate governance procedures may prevent us from obtaining a listing on a national securities exchange.

Peter de Svastich is our sole director.  We have no directors that are “independent” as that term is defined in the rules of any national securities exchange.  As a result, we do not have an audit, compensation or nominating and corporate governance committee.  The functions of such committees would perform are performed by the Board as a whole.  Consequently, there is a potential conflict of interest in Board decisions that may adversely affect our ability to become a listed security on a national securities exchange and as a result adversely affect the liquidity of our Common Stock.

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

Our Certificate of Incorporation authorizes the issuance of 250,000,000 shares of capital stock, consisting of 250,000,000 shares of Common Stock and no shares of “blank check” preferred stock (“Preferred Stock”).  The future issuance of Common Stock or Preferred Stock may result in substantial dilution in the percentage of our Common Stock held by our then existing shareholders.  We may value any Common Stock and/or Preferred Stock issued in the future on an arbitrary basis.  The issuance of Common Stock and/or Preferred Stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our Common Stock.

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Securities and Exchange Commission (“SEC”) relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) that the broker or dealer received a signed, written agreement from the investor prior to the transaction.  Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules.  This may make it more difficult for investors to dispose of our common shares and cause a decline in the market value of our stock.

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

Market Information

Our Common Stock is currently eligible to be quoted on the OTC Markets under the symbol “EWST.”  However, there is currently no trading market for our Common Stock and there is no assurance that a regular trading market will ever develop.  OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

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

Holders

As of the date of this report there were 6 holders of record of our Common Stock, based on information provided by our transfer agent.

Dividends

To date, we have not paid dividends on shares of our Common Stock and we do not expect to declare or pay dividends on shares of our Common Stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board.

Recent Sales of Unregistered Securities

During the last three fiscal years we have had the following issuances of unregistered securities:

On January 26, 2012, we issued 9,000,000 shares of our Common Stock to John Maute, our founder, and former sole officer and director, for cash in the amount of $9,000 (per share price of $0.001).  We relied upon Section 4(2) of the Securities Act, which exempts from registration “transactions by an issuer not involving any public offering”.

It is our belief Mr. Maute had such knowledge and experience in financial and business matters that he was capable of evaluating the merits and risks of the investment and therefore did not need the protections offered under Securities and Act of 1933, as amended.  Mr. Maute certified that she was purchasing the shares for his own account, with investment intent.  This offering was not accompanied by general advertisement or general solicitation and the shares were issued with a Rule 144 restrictive legend.

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

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS SECTION OF THE ANNUAL REPORT INCLUDES A NUMBER OF FORWARD-LOOKING STATEMENTS THAT REFLECT OUR CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. FORWARD-LOOKING STATEMENTS ARE OFTEN IDENTIFIED BY WORDS LIKE: “BELIEVE”, “EXPECT”, “ESTIMATE”, “ANTICIPATE”, “INTEND”, “PROJECT” AND SIMILAR EXPRESSIONS, OR WORDS THAT, BY THEIR NATURE, REFER TO FUTURE EVENTS. YOU SHOULD NOT PLACE UNDUE CERTAINTY ON THESE FORWARD-LOOKING STATEMENTS, WHICH APPLY ONLY AS OF THE DATE OF THIS PROSPECTUS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR OUR PREDICTIONS.

OUR FINANCIAL STATEMENTS ARE STATED IN UNITED STATES DOLLARS (USD OR US$) AND ARE PREPARED IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. ALL REFERENCES TO “COMMON SHARES” REFER TO THE COMMON SHARES IN OUR CAPITAL STOCK.

Overview

We were incorporated in the State of Florida on January 26, 2012, to develop an e-waste recycling business.  We were not successful in our efforts and have discontinued this line of business.  Since that time we have been a “shell company” (as such term is defined in Rule 12b-2 under the Exchange Act.  Going forward, we intend to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.  No specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or any transactions will be consummated.  See Part I, Item 1, “Business—Our Business Plan,” and Part I, Item 1A, “Risk Factors,” for additional information and risks associated with our proposed business plan.

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

During the next 12 months we anticipate incurring costs related to filing of Exchange Act reports, and possible costs relating to consummating an acquisition or combination.  We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors.  We have no specific plans, understandings or agreements with respect to the raising of such funds, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means.  Since we have no such arrangements or plans currently in effect, our inability to raise funds for the consummation of an acquisition may have a severe negative impact on our ability to become a viable company.  We estimate that, assuming we do not complete a business combination, the level of working capital needed for these general and administrative costs for the next twelve months will be approximately $75,000.  However, this estimate is subject to change, depending on the number of transactions in which we ultimately become involved.

We intend to contract out certain technical and administrative functions on an as-needed basis in order to conduct our operating activities.  Our management team will select and hire these contractors and manage and evaluate their work performance.

Results of Operations

There is no historical financial information about us upon which to base an evaluation of our performance. We have incurred expenses of $102,473 on our operations from inception through February 28, 2014, and our only other activity consisted of the issuance of 9,000,000 shares of our Common Stock to our former sole director and officer for cash in the amount of $9,000, and the sale of 3,000,000 shares of our Common Stock pursuant to a registered offering for aggregate proceeds of $36,000.

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

Our results of operations are summarized below:

January 26, 2012 (Inception)
To February 28, 2014
(Audited)
Revenue	$—
Operating Expenses	$102,473
Net Loss	$(102,473)

Liquidity and Capital Resources

As of the date of this report, we had yet to generate any revenues from our business operations.

For the fiscal year ended February 28, 2012, we sold 3,000,000 shares of our Common Stock in a public offering, which closed on June 14, 2012, for aggregate cash proceeds of $36,000.

In the fiscal year ended February 28, 2014, a shareholder made loans to us in the amount of $46,228 to pay certain of our expenses. However, going forward, this shareholder has made no commitments written or oral, with respect to providing a source of liquidity in the form of cash advances, loans and/or financial guarantees.

As of February 28, 2014, we had no cash on hand, we had liabilities of $58,708, and our working capital deficit was $58,708.  We anticipate that our current cash on hand is not sufficient to meet our obligations associated with being a company that is fully reporting with the SEC.

To date, we have managed to keep our monthly cash flow requirement low for two reasons.  First, our sole officer does not draw a salary at this time.  Second, we have been able to keep our operating expenses to a minimum by operating in space provided at no expense.

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

Assuming we do not complete a business combination, we anticipate needing approximately $75,000 in order to effectively execute our business plan over the next 12 months.  If we are unable to raise the funds, we will seek alternative financing through means such as borrowings from institutions or private individuals. There can be no assurance that we will be able to keep costs from being more than these estimated amounts or that we will be able to raise such funds.  We expect that we will seek additional financing in the future.  However, we may not be able to obtain additional capital or generate sufficient revenues to fund our operations. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, we may be forced to seek a buyer for our business or another entity with which we could create a joint venture.  If all of these alternatives fail, we expect that we will be required to seek protection from creditors under applicable bankruptcy laws.

Our independent auditor has expressed doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to implement our business plan, raise capital and generate revenues. See Note 2 of our financial statements.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

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

PM’s report on the financial statements for the for the period from January 26, 2012 (date of inception) through December 27, 2012 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting, except that the report contained an explanatory paragraph stating that there was substantial doubt about our ability to continue as a going concern.

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

During the for the period from January 26, 2012 (date of inception) through November 30, 2012 and the interim period through December 27, 2012, there were no reportable events with us as set forth in Item 304(a)(1)(iv) of Regulation S-K.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our senior management, consisting of Peter de Svastich, our President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer), as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our senior management, consisting of Peter de Svastich, our President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2014.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, Peter de Svastich, our President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer) concluded that our disclosure controls and procedures were not effective.

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

As of February 28, 2014, our management, consisting of Peter de Svastich, our President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer), assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on that evaluation, we believe that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and a lack of independent directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Peter de Svastich, our President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer) in connection with the review of our financial statements as of February 28, 2014.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of independent directors on our Board results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

We also plan to appoint one or more outside directors to our Board who shall be appointed to an audit committee resulting in a fully functioning audit committee which will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of February 28, 2014, that occurred during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

Our officers are elected by the Board to a term of one (1) year and serve until their successor is duly elected and qualified, or until they are removed from office.  The Board has no nominating, auditing or compensation committees.

The name, address, age and position of our sole officer and director is set forth below:

NAME AND ADDRESS	AGE	POSITION(S)
John Maute (1) 520 Stokes Road, Suite C1 Medford, NJ. 08055	44	President, Secretary, Treasurer, Principal Executive Officer, Principal Financial Officer and sole member of the Board of Directors

Peter de Svastich (2) c/o GEM Advisors, Inc. 590 Madison Avenue, 27th Floor New York, NY 10022	40	President, Secretary, and Treasurer, Principal Executive Officer, Principal Financial Officer and sole member of the Board of Directors

(1)	Mr. Maute held his offices/positions from our inception through April 26, 2013, when he resigned.

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

Identification of Significant Employees

We have no employees other than Peter de Svastich, our sole officer.

Family Relationship

We currently do not have any officers or directors of our company who are related to each other.

Involvement in Certain Legal Proceedings

No executive officer or director of ours has been involved in the last ten years in any of the following:

•

Any bankruptcy petition filed by or against any business or property of such person, or of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•

Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•

Being the subject of or a party to any judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation, or any law or regulation respecting financial institutions or insurance companies, including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail, fraud, wire fraud or fraud in connection with any business entity; or

•

Being the subject of or a party to any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act

Our Common Stock is not registered pursuant to Section 12 of the Exchange Act.  Accordingly, our officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

In January 2012, we adopted a Code of Ethics that applies to our officers, directors and employees.  A written copy of the Code was filed with the SEC on March 21, 2012 as part of our Registration Statement on Form S-1 and is incorporated by reference hereto as Exhibit 14.1.  A copy of our Code of Ethics will be provided to any person requesting same without charge. To request a copy of our Code of Ethics please make written request to our Secretary, at c/o Gottbetter & Partners, LLP, 488 Madison Avenue, 12th Floor, New York, NY 10022, tel. (212) 400-6900.

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

We have made no provisions for paying cash or non-cash compensation to our sole officer and director.  No salaries are being paid at the present time and no compensation will be paid unless and until our operations generate sufficient cash flows.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the last two fiscal years.

Summary Compensation Table

Name						Non-Equity	Nonqualified
and				Stock	Option	Incentive Plan	Deferred	All Other
principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)
John Maute President, Secretary, Treasurer (1)	2013	0	0	0	0	0	0	$8,700	$8,700
	2012	0	0	0	0	0	0	0	0
Peter de Svastich President, Secretary, Treasurer (2)	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

(1)

As of April 26, 2013, Mr. Maute resigned as our sole officer and director. On January 14, 2013, GGYF purchased a controlling interest in our company.  At the closing of this transaction, we entered into a Consulting Agreement with Mr. Maute, pursuant to which Mr. Maute agreed to continue to provide services to us that are ordinarily and customarily performed by a Chief Executive Officer for a minimum of two (2) months.  In consideration for the services to be rendered by Mr. Maute, we agreed to pay Mr. Maute a monthly fee of $750, commencing on January 14, 2013.  GGYF made the two $750 payments to Mr. Maute on our behalf.  No further payments are due under the Consulting Agreement. In addition, subsequent to his resignation, Mr. Maute received a consulting fee of $7,200.

(2)	As of April 26, 2013, Mr. de Svastich was appointed as our sole officer and director.

We have not paid any salaries to our sole director and officer as of the date of this report. We do not anticipate beginning to pay salaries until we have adequate funds to do so.  There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officer and director other than as described herein.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of February 28, 2014.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Option (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
John Maute (1)	_	_	_	_	_	_	_	_	_
Peter de Svastich (2)	_	_	_	_	_	_	_	_	_

(1)	As of April 26, 2013, Mr. Maute resigned as our sole officer and director.

(2)	As of April 26, 2013, Mr. de Svastich was appointed as our sole officer and director.

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

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our Common Stock as awarded by our Board.

The table below summarizes all compensation awarded to, earned by, or paid to our sole director for all services rendered in all capacities to us through February 28, 2014.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John Maute (1)	0	0	0	0	0	0	0
Peter de Svastich (2)	0	0	0	0	0	0	0

(1)	As of April 26, 2013, Mr. Maute resigned as our sole officer and director.

(2)	As of April 26, 2013, Mr. de Svastich was appointed as our sole officer and director.

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

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)

5% Stockholders
GEM Global Yield Fund LLC SCS 259 St Paul Street VLT-1213 Valletta, Malta	Common	6,000,000	50.0%
John Maute (3) 520 Stokes Road, Suite C1 Medford, NJ. 08055	Common	3,000,000	25.0%
Warren P. Baker III c/o GEM Advisors, Inc. 590 Madison Avenue, 27th Floor New York, NY 10022	Common	950,000	7.9%
Anthony M. Romano II c/o GEM Advisors, Inc. 590 Madison Avenue, 27th Floor New York, NY 10022	Common	950,000	7.9%
Edward J. Tobin c/o GEM Advisors, Inc. 590 Madison Avenue, 27th Floor New York, NY 10022	Common	950,000	7.9%

Named Executive Officers and Directors
Peter de Svastich (4) c/o GEM Advisors, Inc. 590 Madison Avenue, 27th Floor New York, NY 10022	Common	0	0%

All Officers and Directors as a Group (1 Total)	Common	0	0%

(1)

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of February 28, 2014, through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table

(2)	Based on 12,000,000 issued and outstanding shares of Common Stock as of February 28, 2014.

(3)	John Maute resigned as our sole officer and director on April 26, 2013.

(4)	Peter de Svastich was appointed as our sole officer and director on April 26, 2013.

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

Director Independence

We intend to quote our securities on the OTC Bulletin Board which does not have any director independence requirements.  Once we engage further directors and officers, we plan to develop a definition of independence and scrutinize our Board with regard to this definition.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by our principal accountants for professional services rendered during the years ended February 28, 2014 and February 28, 2013 are set forth in the table below:

Fee Category	Year ended February 28, 2014	Year ended February 28, 2013

Audit fees (1)	$6,000	$4,300
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—
Total fees	$6,000	$4,300

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

Audit Committee’s Pre-Approval Practice

Prior to our engagement of our independent auditor, such engagement was approved by our Board.  The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our Board at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our Board may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended February 28, 2014, were approved by our Board.

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

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description

3.1	3.1	Articles of Incorporation of Registrant filed January 26, 2012 (1)
3.2	3.2	By-Laws of the Registrant (1)
14.1	14.1	Registrant’s Code of Ethics (1)
21.1	*	List of Subsidiaries
31.1	*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	*	XBRL Instance Document*
101.SCH	*	XBRL Taxonomy Extension Schema Document*
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document*

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

E-WASTE CORP.

Dated: May 29, 2014	By:	/s/ Peter de Svastich
	Name:	Peter de Svastich
	Title:	President, Treasurer and Secretary
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter de Svastich	President, Treasurer, Secretary and sole Director	May 29, 2014
Peter de Svastich	(Principal Executive Officer and Principal Financial Officer)

E-WASTE CORP.

(A Development Stage Company)

Financial Statements

February 28, 2014

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F–1

Balance Sheets	F–2

Statements of Operations	F–3

Statements of Stockholders’ Deficit	F–4

Statements of Cash Flows	F–5

Notes to the Financial Statements	F–6

2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 Toll fee: 855.334.0934 Fax: 800.581.1908

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

E-WASTE CORP.

We have audited the accompanying balance sheets of E-WASTE CORP. as of February 28, 2014 and 2013, and the related statements of operations, stockholders’ equity, and cash flows from Inception (January 26, 2012) through February 28, 2014 and the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of E-WASTE CORP. as from Inception (January 26, 2012) through February 28, 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

May 27, 2014

E-Waste Corp.

(A Development Stage Company)

Balance Sheets

February 28, 2014 and 2013

	2014	2013

Assets
Current assets:
Cash	$—	$91
Total current assets	—	91
Total assets	$—	$91

Liabilities and Stockholders’ Deficit

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$10,980	$—
Stockholder advances	47,728	1,500
Total current liabilities	58,708	1,500
Total liabilities	58,708	1,500

Commitments and contingencies

Stockholders’ deficit
Common stock, $.0001 par value, 250,000,000 shares authorized, 12 ,000,000 shares issued and outstanding at February 28, 2014 and 2013	1,200	1,200
Additional paid-in capital	42,565	42,565
Deficit accumulated during development stage	(102,473)	(45,174)
Total stockholders’ deficit	(58,708)	(1,409)
Total liabilities and stockholders’ deficit	$—	$91

See accompanying notes to financial statements.

E-Waste Corp.

(A Development Stage Company)

Statements of Operations

			For the period
			from
			January 26, 2012
			(Inception)
	For the Years Ended		through
	February 28,		February 28,
	2014	2013	2014

Operating expenses:
General and administrative	$11,547	$38,425	$50,671
Professional fees	45,752	4,050	51,802
Total operating expenses	57,299	42,475	102,473

(Loss) before income taxes	(57,299)	(42,475)	(102,473)

Provision for income taxes	—	—	—

Net (loss)	$(57,299)	$(42,475)	$(102,473)

Per share information - basic and fully diluted
Basic and diluted (loss) per share	$(0.00)	$(0.00)
Basic and diluted weighted average shares outstanding	12,000,000	10,997,260

See accompanying notes to financial statements.

E-Waste Corp.

(A Development Stage Company)

Statement Stockholders’ Equity

For the Period From January 26, 2012 (Inception) to February 28, 2014

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid -in	Development
	Shares	Amount	Capital	Stage	Total

Balance, at Inception, January 26, 2012	—	$—	$—	$—	$—

Common shares issued for cash on February 29, 2012	9,000,000	900	8,100	—	9,000

Net (loss) for the period		—	—	(2,699)	(2,699)
Balance, February 29, 2012	9,000,000	900	8,100	(2,699)	6,301

Common shares issued for cash, net of expenses of $1,235 on January 14, 2013	3,000,000	300	34,465	—	34,765

Net (loss) for the year		—	—	(42,475)	(42,475)
Balance, February 28, 2013	12,000,000	1,200	42,565	(45,174)	(1,409)

Net (loss) for the year		—	—	(57,299)	(57,299)
Balance, February 28, 2014	12,000,000	$1,200	$42,565	$(102,473)	$(58,708)

See accompanying notes to financial statements.

E-Waste Corp.

(A Development Stage Company)

Statement of Cash Flows

			Period from
			Inception
			(January 26, 2012)
	For the Years Ended		to
	February 28,		February 28,
	2014	2013	2014

Cash flow from operating activities:
Net loss for the period	$(57,299)	$(42,475)	$(102,473)
Changes in operating assets and liabilities
Accounts payable and accrued expenses	10,980	(2,000)	10,980
Net cash (used) in operations	(46,319)	(44,475)	(91,493)

Cash flows from financing activities:
Advances from stockholders	46,228	1,500	47,728
Proceeds from sale of common stock, net	—	34,765	43,765
Net cash provided by financing activities	46,228	36,265	91,493

Changes in cash	(91)	(8,210)	—
Cash and cash equivalents, beginning of period	91	8,301	—
Cash and cash equivalents, end of period	$—	$91	$—

Supplemental information:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

See accompanying notes to financial statements.

E-WASTE CORP.

(A Development Stage Company)

Notes to the Financial Statements

February 28, 2014 and 2013

Note 1. Basis of Presentation and Nature of Business

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

Note 2. Significant Accounting Policies

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern.  The Company is in the development stage and has not as yet generated any revenues and has incurred losses to date of $102,473.  In addition, our current liabilities exceed our current assets by $58,708.  To date the Company has funded its operations through advances from a stockholder and the sale of common stock.  The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  These factors raise substantial doubt about the Company’s ability to continue operating as a going concern.  The Company’s ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund its commitments and ongoing losses, and ultimately generate profitable operations.

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

Advertising

Advertising costs are expensed as incurred. There has been no advertising cost incurred for the period January 26, 2012 (date of inception) through February 28, 2014.

Research and Development Expenses

Expenditures for research and development are expensed as incurred.  There have been no research and development cost incurred for the period from January 26, 2012 (inception) through February 28, 2014.

E-WASTE CORP.

(A Development Stage Company)

Notes to the Financial Statements

February 28, 2014 and 2013

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

For the years ended February 28, 2014 and 2013 and for the period from January 26, 2012 (inception) through February 28, 2014 the Company did not have any interest and penalties or any significant unrecognized uncertain tax positions.

Earnings per Share

The Company calculates net loss per share in accordance with ASC Topic 260, Earnings per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for the period, and diluted earnings per share is computed by including Common Stock equivalents outstanding for the period in the denominator.  At February 28, 2014 and 2013 the Company had no potential dilutive common shares and, any equivalents would have been anti-dilutive as the Company had losses for the periods then ended.

Recent Pronouncements

The Company has reviewed all recently issued, but no yet effective, accounting pronouncements and do not believe the future adoptions of any such pronouncements may be expected to cause a material impact on our financial condition or the results of operations.

Note 3. Stockholder advances - Related Party

Parties, which can be a corporation or individual, are considered to be related if we have the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

During the years ended February 28, 2014 and 2013 the Company received $46,228 and $1,500, respectively, from a stockholder of the Company. As of February 28, 2014, the balance of the advances was $47,728.  The advances bear no interest, are unsecured and is due on demand.

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

E-WASTE CORP.

(A Development Stage Company)

Notes to the Financial Statements

February 28, 2014 and 2013

Note 5. Income Taxes

Income tax provision (benefit) for the years ended February 28, 2014 and 2013 is summarized below:

	2014	2013
Current:
Federal	$—	$—
State	—	—
Total current	—	—
Deferred:
Federal	(19,500)	(13,900)
State	—	—
Total deferred	(19,500)	(13,900)
Increase in valuation allowance	19,500	13,900
Total provision	$—	$—

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate before provision for income taxes. The sources and tax effect of the differences are as follows:

	2014	2013

Income tax provision at the federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	—%	—%
Effect of net operating loss	(34.0%)	(34.0%)
	—	—

Components of the net deferred income tax assets at February 28, 20143 and 2013 were as follows:

	2014	2013
Net operating loss carryover	$33,400	$14,800
Valuation allowance	(33,400)	(14,800)
	$—	$—

There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit our tax returns from 2011 through the current period. Our policy is to account for income tax related interest and penalties in income tax expense in the statements of operations. There have been no income tax related interest or penalties assessed or recorded.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of evidence, it is more than likely than not that some portion or all of the deferred tax assets will not be recognized. After consideration of all the evidence, both positive and negative, management has determined that a $33,400 allowance at February 28, 2014 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $19,500.

As of February 28, 2014, the Company had a net operating loss carry forward of $102,473.  The loss will be available to offset future taxable income.  If not used, this carry forward will expire as follows:

2032	$2,699
2033	$42,475
2034	$57,299

As of February 28, 2013 we did not have any significant unrecognized uncertain tax positions.  All of the tax returns filed are subject to audit by the Internal Revenue Service.

E-WASTE CORP.

(A Development Stage Company)

Notes to the Financial Statements

February 28, 2014 and 2013

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

EXHIBIT INDEX

Exhibit No.	SEC Report Reference No.	Description

3.1	3.1	Articles of Incorporation of Registrant filed January 26, 2012 (1)
3.2	3.2	By-Laws of the Registrant (1)
14.1	14.1	Registrant’s Code of Ethics (1)
21.1	*	List of Subsidiaries
31.1	*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	*	XBRL Instance Document*
101.SCH	*	XBRL Taxonomy Extension Schema Document*
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document*

(1)

Filed with the Securities and Exchange Commission on March 21, 2012, as an exhibit, numbered as indicated above, to the Registrant’s registration statement on the Registrant’s Registration Statement on Form S-1 (file no. 333-180251), which exhibit is incorporated herein by reference.

*	Filed herewith.