Form 10-Q
period 2014-05-31
E-WASTE CORP.
filed 2014-07-21
CIK 1543066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  May 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number:  333-180251

E-WASTE CORP.
(Exact name of registrant as specified in its charter)

Florida	45-4390042
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o Crone Kline Rinde LLP 488 Madison Avenue, 12th Floor New York, NY 10022
(Address of principal executive offices)

(212) 400-6900
(Registrant’s telephone number, including area code)

N/A
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

Yes  ☐    No  ☐

(Note: The registrant is a voluntary filer of reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 and has filed during the preceding 12 months all reports it would have been required to file by Section 13 or 15(d) of the Securities Exchange Act of 1934 if the registrant had been subject to one of such Sections.)

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

Yes  ☒    No  ☐

As of July 15, 2014, there were 12,000,000 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

E-WASTE CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2014

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our Form 10-K for the fiscal year ended February 28, 2014 filed with the SEC on May 29, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

E-Waste Corp.

Condensed Balance Sheets

	May 31,	February 28,
	2014	2014
	(Unaudited)	(Audited)
Assets
Current assets:
Total current assets	$—	$—
Total assets	$—	$—

Liabilities and Stockholders’ s Deficit
Current liabilities
Accounts payable and accrued liabilities	$14,498	$10,980
Shareholder advances	58,270	47,728
Total current liabilities	72,768	58,708
Total liabilities	72,768	58,708

Commitments and contingencies

Stockholders’ Deficit
Common stock, $0.0001 par value, 250,000,000 shares authorized, 12,000,000 shares issued and outstanding at May 31, 2014 and February 28, 2014	1,200	1,200
Additional paid-in capital	42,565	42,565
Accumulated deficit	(116,533)	(102,473)
Total stockholders’ deficit	(72,768)	(58,708)
Total liabilities and stockholders’ deficit	$—	$—

See accompanying notes to condensed financial statements

E-Waste Corp.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended May 31,
	2014	2013

Revenue	$—	$—
Operating expenses
General and administrative	3,229	2,065
Professional fees	10,831	9,727
	14,060	11,792
(Loss) before income taxes	(14,060)	(11,792)
Provision for income taxes	—	—
Net (loss)	$(14,060)	$(11,792)

Basic and diluted (loss) per share
Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)
Weighted average shares outstanding - basic and fully diluted	12,000,000	12,000,000

See accompanying notes to condensed financial statements

E-Waste Corp.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended May 31,
	2014	2013

Net cash (used in) operations	(10,542)	(11,268)

Cash flows from financing activities:
Shareholder advances	10,542	11,177
Proceeds from sale of common stock	—	—
Net cash provided by financing activities	10,542	11,177

Increase (decrease) in cash	—	(91)
Cash and cash equivalents, beginning of period	—	91
Cash and cash equivalents, end of period	$—	$—

Supplemental information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to condensed financial statements

E-WASTE CORP.

Notes to the Condensed Financial Statements

May 31, 2014 and 2013

(Unaudited)

Note 1. Presentation and Nature of Operations

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to E-Waste Corp.  The accompanying unaudited condensed financial statements of E-Waste Corp. have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended February 28, 2014 filed with the SEC on May 29, 2014 (“Annual Report”).  In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included.  The results of operations for the three month periods ended May 31, 2014 and 2013 presented are not necessarily indicative of the results to be expected for the full year.  The February 28, 2014 balance sheet has been derived from our audited financial statements included in our Annual Report.

E-Waste Corp., a Florida corporation was formed on January 26, 2012, to develop an e-waste recycling business.  The Company was not successful in its efforts.

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

Note 2. Significant Accounting Policies

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern.   We have not yet generated any revenue and have incurred losses to date of $116,533.  In addition our current liabilities exceed our current assets by $72,768.  To date we have funded our operations through advances from a stockholder and the sale of common stock.  We intend on financing our future development activities and our working capital needs largely from the sale of equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  These factors raise substantial doubt about our ability to continue operating as a going concern.  Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund its commitments and ongoing losses, and ultimately generate profitable operations.

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

Financial Instruments

Our balance sheet includes certain financial instruments.  The carrying amounts of current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

E-WASTE CORP.

Notes to the Condensed Financial Statements

May 31, 2014 and 2013

(Unaudited)

Revenue and Cost Recognition

We currently have no source of revenue; therefore we have not yet adopted any policy regarding the recognition of revenue or cost.

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

For the three month periods ended May 31, 2014 and 2013 we did not have any interest and penalties or any significant unrecognized uncertain tax positions

Earnings per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for the period, and diluted earnings per share is computed by including Common Stock equivalents outstanding for the period in the denominator.  At May 31, 2014 and 2013 we had no potential dilutive common shares and, any equivalents would have been anti-dilutive as we had losses for the periods then ended.

Recent Pronouncements

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoptions of any such pronouncements may be expected to cause a material impact on our financial condition or the results of operations.

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

During the three month period ended May 31, 2014 we received $10,542 from a shareholder of the Company.  As of May 31, 2014, the balance of the advances was $58,270.  The advances bear no interest, are unsecured and are due on demand.  During the three month period ended May 31, 2013 we received $11,177 from shareholder of the Company.

E-WASTE CORP.

Notes to the Condensed Financial Statements

May 31, 2014 and 2013

(Unaudited)

Note 4. Stockholders’ Equity

On January 26, 2012, we issued 9,000,000 shares of our $0.0001 par value common stock to our then-CEO and sole director, for cash in the amount of $9,000 (per share price of $0.001).

During the year ended February 28, 2013, we issued 3,000,000 shares of our common stock pursuant to a registration statement on Form S-1 at a price of $0.012 per share.  We received an aggregate of $36,000 as a result of the offering.  Costs associated with the public offering amounted to $1,235 and have been deducted from the Company’s paid-in capital account.  The net proceeds from this offering were $34,765.

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

Note 5. Income Taxes

We have determined an estimated annual effective tax rate.  The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate.  As of May 31, 2014 and 2013, the estimated effective tax rate for the year will be zero.

There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit our tax returns from 2012 through the current period.  Our policy is to account for income tax related interest and penalties in income tax expense in the statements of operations.  There have been no income tax related interest or penalties assessed or recorded.

ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This pronouncement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  There have been no uncertain tax positions taken.

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

All references in this Form 10-Q to the “Company,” “we,” “us,” or “our” are to E-Waste Corp.

General Overview

We were incorporated in the State of Florida on January 26, 2012, to develop an e-waste recycling business.  We were not successful in our efforts and have discontinued this line of business.  Going forward, we intend to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.  No specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or any transactions will be consummated.  See Part I, Item 1, “Business—Our Business Plan,” and Part I, Item 1A, “Risk Factors,” in our Annual Report for the fiscal year ended February 28, 2014, filed with the SEC on May 29, 2014, for additional information and risks associated with our proposed business plan.

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

Critical accounting Policies

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern.  We have not yet generated any revenue and have incurred losses to date of $116,533.  In addition our current liabilities exceed our current assets by $72,768.  To date we have funded our operations through advances from a stockholder and the sale of common stock.  We intend on financing our future development activities and our working capital needs largely from the sale of equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  These factors raise substantial doubt about our ability to continue operating as a going concern.  Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital.

Results of Operations

Three Month Period Ended May 31, 2014 Compared to Three Month Period Ended May 31, 2013

Revenues and Other Income

During the three month periods ended May 31, 2014 and 2013, we did not realize any revenues from operations.

Expenses

Operating expenses, consisting entirely of general and administrative expenses (including professional fees) totaled $14,060 in the three-month period ended May 31, 2014, compared to $11,792 in the three-month period ended May 31, 2013, which consisted primarily of general and administrative expenses.

Net Losses

As a result of the foregoing, we incurred a net loss of $14,060 or $(0.00) per share, for the three months ended May 31, 2014, compared to a net loss of $11,792, or $(0.00) per share, for the corresponding period ended May 31, 2013.

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

As of May 31, 2014, we had no cash, we had liabilities of $72,768, and our working capital deficit was $72,768.  We anticipate that our current liquidity is not sufficient to meet the obligations associated with being a company that is fully reporting with the SEC.

To date, we have managed to keep our monthly cash flow requirement low for two reasons.  First, our sole officer does not draw a salary at this time.  Second, we have been able to keep our operating expenses to a minimum by operating in space provided at no expense by a shareholder of ours.

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

In the three month period ended May 31, 2014, a shareholder made loans to us in the amount of $10,542 to pay certain of our expenses.  However, going forward, this shareholder has made no commitments written or oral, with respect to providing a source of liquidity in the form of cash advances, loans and/or financial guarantees.

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

Contractual Obligations

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of May 31, 2014, that occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered securities during the three month period ended May 31, 2014, or subsequent period through the date hereof.

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

The following exhibits are included as part of this report:

Exhibit No.	Description

31.1 / 31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1 / 32.2	Rule 1350 Certification of Chief Executive and Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

E-WASTE CORP.

Dated: July 21, 2014	By:	/s/ Peter E. de Svastich
	Name:	Peter E. de Svastich
	Title:	President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1 / 31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1 / 32.2	Rule 1350 Certification of Chief Executive and Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document