Form 10-Q
period 2014-11-30
E-WASTE CORP.
filed 2015-01-20
CIK 1543066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  November 30, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number:  333-180251

E-WASTE CORP.
(Exact name of registrant as specified in its charter)

Florida	45-4390042
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o CKR Law LLP 1330 Avenue of the Americas, 35th Floor New York, NY 10019
(Address of principal executive offices)

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

Yes  ☒    No  ☐

As of January 19, 2015, there were 12,000,000 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

E-WASTE CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2014

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our Form 10-K for the fiscal year ended February 28, 2014 filed with the SEC on May 29, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

E-WASTE CORP.

Condensed Consolidated Balance Sheets

	November 30,	February 28,
	2014	2014
	(Unaudited)	(Audited)
Assets
Current assets:
Total current assets	$—	$—
Total assets	$—	$—

Liabilities and Stockholders’ s Deficit
Current liabilities
Accounts payable and accrued liabilities	$19,875	$10,980
Shareholder advances	80,112	47,728
Total current liabilities	99,987	58,708
Total liabilities	99,987	58,708

Commitments and contingencies

Stockholders’ Deficit
Common stock, $0.0001 par value, 250,000,000 shares authorized, 12,000,000 shares issued and outstanding at November 30, 2014 and February 28, 2014	1,200	1,200
Additional paid-in capital	42,565	42,565
Accumulated deficit	(143,752)	(102,473)
Total stockholders’ deficit	(99,987)	(58,708)
Total liabilities and stockholders’ deficit	$—	$—

See accompanying notes to condensed consolidated financial statements

E-WASTE CORP.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	November 30,		November 30,
	2014	2013	2014	2013

Revenue	$—	$—	$—	$—

Operating expenses
General and administrative	3,674	2,774	9,953	8,261
Professional fees	9,510	11,200	31,326	33,699
Total operating expenses	13,184	13,974	41,279	41,960

(Loss) before income taxes	(13,184)	(13,974)	(41,279)	(41,960)

Provision for income taxes	—	—	—	—

Net (loss)	$(13,184)	$(13,974)	$(41,279)	$(41,960)

Basic and diluted (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding	12,000,000	12,000,000	12,000,000	12,000,000

See accompanying notes to condensed consolidated financial statements

E-WASTE CORP.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended November 30,
	2014	2013

Net cash (used in) operations	$(32,384)	$(28,986)

Cash flows from financing activities:
Shareholder advances	32,384	28,895
Net cash provided by financing activities	32,384	28,895

Increase (decrease) in cash	—	(91)
Cash and cash equivalents, beginning of period	—	91
Cash and cash equivalents, end of period	$—	$—

Supplemental information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements

E-WASTE CORP.

Notes to the Condensed Consolidated Financial Statements

November 30, 2014

(Unaudited)

Note 1. Presentation and Nature of Operations

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to E-Waste Corp. and its consolidated subsidiary, Peekay Boutiques Inc.  The accompanying unaudited condensed consolidated financial statements of E-Waste Corp. have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended February 28, 2014 filed with the SEC on May 29, 2014 (“Annual Report”).  In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included.  The results of operations for the nine month periods ended November 30, 2014 and 2013 presented are not necessarily indicative of the results to be expected for the full year.  The February 28, 2014 balance sheet has been derived from our audited financial statements included in our Annual Report.

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

On November 18, 2014, we formed our wholly-owned Delaware subsidiary, Peekay Boutiques Inc., solely in connection with a potential business combination for which we determined not to proceed.  Peekay Boutiques Inc. has no business or operations.

Note 2. Significant Accounting Policies

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern.   We have not yet generated any revenue and have incurred losses to date of $143,752.  In addition our current liabilities exceed our current assets by $99,987.  To date we have funded our operations through advances from a stockholder and the sale of common stock.  We intend on financing our future development activities and our working capital needs largely from the sale of equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  These factors raise substantial doubt about our ability to continue operating as a going concern.  Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund its commitments and ongoing losses, and ultimately generate profitable operations.

Basis of Consolidation

The consolidated condensed financial statements include the financial statements of the Company and our wholly owned subsidiary Peekay Boutiques Inc. All inter-company balances and transactions among the companies have been eliminated upon consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from those estimates.

E-WASTE CORP.

Notes to the Condensed Consolidated Financial Statements

November 30, 2014

(Unaudited)

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

For the three and nine month periods ended November 30, 2014 and 2013 we did not have any interest and penalties or any significant unrecognized uncertain tax positions.

Earnings per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for the period, and diluted earnings per share is computed by including Common Stock equivalents outstanding for the period in the denominator.  At November 30, 2014 and 2013 we had no potential dilutive common shares and, any equivalents would have been anti-dilutive as we had losses for the periods then ended.

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

During the nine month period ended November 30, 2014 we received $32,384 in advances from a shareholder of the Company.  As of November 30, 2014, the balance of the advances was $80,112.  The advances bear no interest, are unsecured and are due on demand.  During the nine month period ended November 30, 2013 we received $28,895 in advances from shareholder of the Company.  As of November 30, 2013, the balance of the advances was $30,395.

E-WASTE CORP.

Notes to the Condensed Consolidated Financial Statements

November 30, 2014

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

Note 5. Income Taxes

We have determined an estimated annual effective tax rate.  The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate.  As of November 30, 2014 and 2013, the estimated effective tax rate for the year will be zero.

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

All references in this Form 10-Q to the “Company,” “we,” “us,” or “our” are to E-Waste Corp. and its consolidated subsidiary, Peekay Boutiques Inc.

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

On November 18, 2014, we formed our wholly-owned Delaware subsidiary, Peekay Boutiques Inc., solely in connection with a potential business combination for which we determined not to proceed.  Peekay Boutiques Inc. has no business or operations.

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

Critical Accounting Policies

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern.  We have not yet generated any revenue and have incurred losses to date of $143,752.  In addition our current liabilities exceed our current assets by $99,987.  To date we have funded our operations through advances from a stockholder and the sale of common stock.  We intend on financing our future development activities and our working capital needs largely from the sale of equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  These factors raise substantial doubt about our ability to continue operating as a going concern.  Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund its commitments and ongoing losses, and ultimately generate profitable operations.

Results of Operations

Three Month Period Ended November 30, 2014 Compared to Three Month Period Ended November 30, 2013

Revenues and Other Income

During the three month periods ended November 30, 2014 and 2013, we did not realize any revenues from operations.

Expenses

Operating expenses, consisting entirely of general and administrative expenses (including professional fees) totaled $13,184 in the three-month period ended November 30, 2014, compared to $13,974 in the three-month period ended November 30, 2013, which consisted primarily of general and administrative expenses.

Net Losses

As a result of the foregoing, we incurred a net loss of $13,184 or $(0.00) per share, for the three months ended November 30, 2014, compared to a net loss of $13,974, or $(0.00) per share, for the corresponding period ended November 30, 2013.

Nine Month Period Ended November 30, 2014 Compared to Nine Month Period Ended November 30, 2013

Revenues and Other Income

During the nine month periods ended November 30, 2014 and 2013, we did not realize any revenues from operations.

Expenses

Operating expenses, consisting entirely of general and administrative expenses (including professional fees) totaled $41,279 in the nine-month period ended November 30, 2014, compared to $41,960 in the nine-month period ended November 30, 2013, which consisted primarily of general and administrative expenses.

Net Losses

As a result of the foregoing, we incurred a net loss of $41,279 or $(0.00) per share, for the nine months ended November 30, 2014, compared to a net loss of $41,960, or $(0.00) per share, for the corresponding period ended November 30, 2013.

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

As of November 30, 2014, we had no cash, we had liabilities of $99,987, and our working capital deficit was $99,987.  We anticipate that our current liquidity is not sufficient to meet the obligations associated with being a company that is fully reporting with the SEC.

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

In the nine month period ended November 30, 2014, a shareholder made loans to us in the amount of $32,384 to pay certain of our expenses.  However, going forward, this shareholder has made no commitments written or oral, with respect to providing a source of liquidity in the form of cash advances, loans and/or financial guarantees.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of November 30, 2014, that occurred during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as previously reported in our Current Reports on Form 8-K, or prior periodic reports, we did not sell any unregistered securities during the three month period ended November 30, 2014, or subsequent period through the date hereof.

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

E-WASTE CORP.

Dated: January 20, 2015	By:	/s/ Peter E. de Svastich
	Name:	Peter E. de Svastich
	Title:	President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1 / 31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1 / 32.2	Rule 1350 Certification of Chief Executive and Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document