Form 10-K
period 2015-02-28
E-WASTE CORP.
filed 2015-06-11
CIK 1543066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  February 28, 2015

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number:  333-180251

E-WASTE CORP.

(Exact name of registrant as specified in its charter)

Florida	45-4390042
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o CKR Law, LLP 1330 Avenue of the Americas, 35th Floor New York, NY	10019
(Address of principal executive offices)	(Zip Code)

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

Yes ☒   No ☐

As of August 31, 2014, there were 12,000,000 shares of the registrant’s common stock, par value $0.0001 per share (“Common Stock”), issued and outstanding.  Of these, 6,000,000 shares were held by non-affiliates of the registrant.  The market value of securities held by non-affiliates on August 31, 2014 was $72,000, based on the price of $0.012 per share for the registrant’s Common Stock which was sold in a public offering that closed on June 14, 2012.

As of May 29, 2015, there were 12,000,000 shares of the registrant’s Common Stock issued and outstanding.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions.  Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict.  Our actual results may differ materially from those contemplated by the forward-looking statements.  We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include changes in local, regional, national or global political, economic, business, competitive, market (supply and demand) and regulatory conditions and the following:

•	our status as a company in the early stages of development;

•	our selection of a prospective target business or asset;

•	our issuance of our capital shares or incurrence of debt to complete a business combination;

•	our ability to have our securities quoted on the OTC Markets or listed on a national exchange following our business combination;

•	our ability to consummate an attractive business combination due to our limited resources and the significant competition for business combination opportunities;

•	conflicts of interest of our officers and directors;

•	potential current or future affiliations of our officers and directors with competing businesses;

•	our ability to obtain additional financing if necessary;

•	the control by our existing stockholders of a substantial interest in us;

•	our dependence on our key personnel;

•	our dependence on a single company after our business combination;

•	business and market outlook;

•	our and our customers’ business strategies following the consummation of a business combination;

•	obtaining permits and other regulatory risks following the consummation of a business combination;

•	foreign currency fluctuations and overall political risk in foreign jurisdictions following the consummation of a business combination;

•	operating and capital expenditures by us following the consummation of a business combination;

•	our competitive position following the consummation of a business combination;

•	outcomes of legal proceedings following the consummation of a business combination;

•	expected results of operations and/or financial position following the consummation of a business combination;

•	future effective tax rates; and

•	compliance with applicable laws.

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

All references in this Annual Report to the “Company”, “E-Waste”, “we”, “us”, or “our”, are to E-Waste Corp., and its consolidated subsidiary, Peekay Boutiques, Inc.

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

We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.  Further, we may acquire or combine with a venture that is in its early stages of development, one that is already in operation or one that is in a more mature stage of its corporate existence.  Accordingly, business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

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

We are in our early stages of development and may never be able to effectuate our business plan.

We were incorporated in the State of Florida on January 26, 2012, to develop an e-waste recycling business.  Recently, our management determined to cease our e-waste recycling business, and attempt to acquire other assets or business operations that will maximize shareholder value.  We intend to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.   As a company in its early stages of development with limited resources we may not be able to successfully effectuate our business plan.  There can be no assurance that we will ever achieve any revenues or profitability.  The revenue and income potential of our proposed business and operations is unproven as the lack of operating history makes it difficult to evaluate the future prospects of our business.

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

Since inception, we have had no revenues and incurred a cumulative net loss of $160,246 through February 28, 2015.  This raises substantial doubt about our ability to continue as a going concern.  We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination.  This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity.  We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.  If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

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

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition.  Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including audited consolidated financial statements for the company acquired.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud.  Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting.  We plan to comply with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report.  The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention, especially given that we have not yet undertaken any efforts to comply with the requirements of Section 404.  We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future.  Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective.  Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.  If we discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our consolidated financial statements and harm our stock price.  In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on the OTC Markets, one of the national securities exchanges, and the inability of registered broker-dealers to make a market in our Common Stock, which would further reduce our stock price.

Our principal stockholder owns a controlling interest in our voting stock and investors will not have any voice in our management, which could result in decisions adverse to our general shareholders.

GEM Global Yield Fund LLC SCS, a societé en commandite simple incorporated and existing under the law of Luxembourg (“GGYF”), beneficially owns 50.0% of our outstanding Common Stock.  As a result, it will have the ability to control substantially all matters submitted to our stockholders for approval including: (a) election of our Board; (b) removal of any of our directors; (c) amendments of our Certificate of Incorporation or bylaws; (d) adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us, or (e) other significant corporate transactions.  The shares were obtained pursuant to a Stock Purchase Agreement, dated as of January 14, 2013, between GGYF, and John Maute, our then principal stockholder and sole officer and director.  The shares were purchased from the Mr. Maute for cash consideration of $278,000.

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

Market Information

Our Common Stock is currently quoted on the OTC Markets under the symbol “EWST.”  However, there is currently no trading market for our Common Stock and there is no assurance that a regular trading market will ever develop.  OTC Markets securities are not listed and traded on the floor of an organized national or regional stock exchange.  Instead, OTC Markets securities transactions are conducted through a telephone and computer network connecting dealers.  OTC Markets issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

To have our Common Stock listed on any of the public trading markets, including the OTC Markets, we will require a market maker to sponsor our securities. We have not yet engaged any market maker to sponsor our securities, and there is no guarantee that our securities will meet the requirements for quotation or that our securities will be accepted for listing on the OTC Markets.  This could prevent us from developing a trading market for our Common Stock.

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

Recent Sales of Unregistered Securities

During the last three fiscal years we have had the following issuances of unregistered securities:

On January 26, 2012, we issued 9,000,000 shares of our Common Stock to John Maute, our founder, and former sole officer and director, for cash in the amount of $9,000 (per share price of $0.001).  We relied upon Section 4(2) (now 4(a)(2)) of the Securities Act, which exempts from registration “transactions by an issuer not involving any public offering”.

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

OUR CONSOLIDATED FINANCIAL STATEMENTS ARE STATED IN UNITED STATES DOLLARS (USD OR US$) AND ARE PREPARED IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. ALL REFERENCES TO “COMMON SHARES” REFER TO THE COMMON SHARES IN OUR CAPITAL STOCK.

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

Results of Operations

There is no historical financial information about us upon which to base an evaluation of our performance. We have incurred expenses of $160,246 on our operations from inception through February 28, 2015, and our only other activity consisted of the issuance of 9,000,000 shares of our Common Stock to our former sole director and officer for cash in the amount of $9,000, and the sale of 3,000,000 shares of our Common Stock pursuant to a registered offering for aggregate proceeds of $36,000.

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

Since inception, the majority of our time has been spent refining our business plan and preparing for a primary financial offering.

Our results of operations for the years ended February 28, 1025 and 2104 are summarized below:

	For the years ended February 28,
	2015	2014
Revenue	$—	$—
Operating expenses	$57,773	$57,299
Net loss	$(57,773)	$(57,299)

During the year ended February 28, 2015 we incurred expenses of $57,773 as compared to $57,299 for the year ended February 28, 2014. Of these costs, we incurred professional fees of $43,476 in 2015 and $45,752 in 2014. The balance of expenses were general and administrative costs.

Liquidity and Capital Resources

As of the date of this report, we had yet to generate any revenues from our business operations.

For the fiscal year ended February 28, 2012, we sold 3,000,000 shares of our Common Stock in a public offering, which closed on June 14, 2012, for aggregate cash proceeds of $36,000.

In the fiscal years ended February 28, 2015 and 2014, a shareholder made loans to us in the amount of $55,995 and $46,228, respectively, to pay certain of our expenses. However, going forward, this shareholder has made no commitments written or oral, with respect to providing a source of liquidity in the form of cash advances, loans and/or financial guarantees.

As of February 28, 2015, we had no cash on hand, we had liabilities of $116,481, and our working capital deficit was $116,481. We anticipate that our current cash on hand is not sufficient to meet our obligations associated with being a company that is fully reporting with the SEC.

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

Our independent auditor has expressed doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to implement our business plan, raise capital and generate revenues. See Note 2 of our consolidated financial statements.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements. A complete summary of these policies is included in the notes to our consolidated financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We believe that the impact of recently issued standards that are not yet effective may have an impact on our results of operations and financial position. ASU Update 2014-15 Presentation of Financial Statements-Going Concern (Sub Topic 205-40) issued August 27, 2014 by FASB defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern. The additional disclosure requirement is effective after December 15, 2016 and will be evaluated as to impact and implemented accordingly.

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

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are included beginning immediately following the signature page to this report.  See Item 15 for a list of the consolidated financial statements included herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

We carried out an evaluation, under the supervision and with the participation of our senior management, consisting of Peter de Svastich, our President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2015.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, Peter de Svastich, our President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer) concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

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

As of February 28, 2015, our management, consisting of Peter de Svastich, our President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer), assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on that evaluation, we believe that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and a lack of independent directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Peter de Svastich, our President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer) in connection with the review of our consolidated financial statements as of February 28, 2015.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of independent directors on our Board results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our consolidated financial statements in future periods.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of February 28, 2015, that occurred during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

Our officers are elected by the Board to a term of one (1) year and serve until their successor is duly elected and qualified, or until they are removed from office.  The Board has no nominating, auditing or compensation committees.

The name, address, age and position of our sole officer and director is set forth below:

NAME AND ADDRESS	AGE	POSITION(S)
Peter de Svastich (1) c/o GEM Advisors, Inc. 590 Madison Avenue, 27th Floor New York, NY 10022	71	President, Secretary, and Treasurer, Principal Executive Officer, Principal Financial Officer and sole member of the Board of Directors

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

Code of Ethics

In January 2012, we adopted a Code of Ethics that applies to our officers, directors and employees.  A written copy of the Code was filed with the SEC on March 21, 2012 as part of our Registration Statement on Form S-1 and is incorporated by reference hereto as Exhibit 14.1.  A copy of our Code of Ethics will be provided to any person requesting same without charge. To request a copy of our Code of Ethics please make written request to our Secretary, at c/o CKR Law LLP, 1330 Avenue of the Americas, 35th Floor, New York, NY 10019, tel. (212) 400-6900.

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

Summary Compensation Table

Name						Non-Equity	Nonqualified
and				Stock	Option	Incentive Plan	Deferred	All Other
principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)
Peter de Svastich President, Secretary, Treasurer (1)	2015	0	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0	0

(1)	As of April 26, 2013, Mr. de Svastich was appointed as our sole officer and director.

We have not paid any salaries to our sole director and officer as of the date of this report. We do not anticipate beginning to pay salaries until we have adequate funds to do so.  There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officer and director other than as described herein.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of February 28, 2015.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Option (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Peter de Svastich (1)	_	_	_	_	_	_	_	_	_

(1)	As of April 26, 2013, Mr. de Svastich was appointed as our sole officer and director.

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

The table below summarizes all compensation awarded to, earned by, or paid to our sole director for all services rendered in all capacities to us through February 28, 2015.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Peter de Svastich (1)	0	0	0	0	0	0	0

(1)	As of April 26, 2013, Mr. de Svastich was appointed as our sole officer and director.

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

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)

5% Stockholders
GEM Global Yield Fund LLC SCS (3) 259 St Paul Street VLT-1213 Valletta, Malta	Common	6,000,000	50.0%
John Maute (4) 520 Stokes Road, Suite C1 Medford, NJ. 08055	Common	3,000,000	25.0%
Warren P. Baker III c/o GEM Advisors, Inc. 590 Madison Avenue, 27th Floor New York, NY 10022	Common	950,000	7.9%
Anthony M. Romano II c/o GEM Advisors, Inc. 590 Madison Avenue, 27th Floor New York, NY 10022	Common	950,000	7.9%
Edward J. Tobin c/o GEM Advisors, Inc. 590 Madison Avenue, 27th Floor New York, NY 10022	Common	950,000	7.9%

Named Executive Officers and Directors
Peter de Svastich (5) c/o GEM Advisors, Inc. 590 Madison Avenue, 27th Floor New York, NY 10022	Common	0	0%

All Officers and Directors as a Group (1 Total)	Common	0	0%

(1)

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of February 28, 2015, through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table

(2)	Based on 12,000,000 issued and outstanding shares of Common Stock as of February 28, 2015.

(3)	Peter de Svastich and Christopher F. Brown are the co-managers of GEM Global Yield Fund LLC SCS and have shared voting and investment power over the share owned thereby.

(4)	John Maute resigned as our sole officer and director on April 26, 2013

(5)	Peter de Svastich was appointed as our sole officer and director on April 26, 2013.

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

Audit Fees

The aggregate fees billed to us by our principal accountants for professional services rendered during the years ended February 28, 2015 and February 28, 2014 are set forth in the table below:

Fee Category	Year ended February 28, 2015	Year ended February 28, 2014

Audit fees (1)	$7,500	$6,000
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—
Total fees	$7,500	$6,000

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

Audit Committee’s Pre-Approval Practice

Prior to our engagement of our independent auditor, such engagement was approved by our Board.  The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our Board at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our Board may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended February 28, 2015, were approved by our Board.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements

See Index to Consolidated Financial Statements immediately following the signature page of this report.

Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is shown in the Consolidated financial statements or notes thereto.

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

E-WASTE CORP.

Dated: June 11, 2015	By:	/s/ Peter de Svastich
	Name:	Peter de Svastich
	Title:	President, Treasurer and Secretary
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter de Svastich	President, Treasurer, Secretary and sole Director	June 11, 2015
Peter de Svastich	(Principal Executive Officer and Principal Financial Officer)

E-WASTE CORP.

Consolidated Financial Statements

February 28, 2015

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F–1

Consolidated Balance Sheets	F–2

Consolidated Statements of Operations	F–3

Consolidated Statements of Stockholders’ Deficit	F–4

Consolidated Statements of Cash Flows	F–5

Notes to the Consolidated Financial Statements	F–6

2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 Toll fee: 855.334.0934 Fax: 800.581.1908

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

E-WASTE CORP.

We have audited the accompanying balance sheet of E-WASTE CORP. as of February 28, 2015 and 2014, and the related statement of operations, stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of E-WASTE CORP. as of February 28, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

June 8, 2015

PCAOB Registered

AICPA Member

E-WASTE CORP.

Consolidated Balance Sheets

February 28, 2015 and 2014

	2015	2014

Assets
Current assets:
Cash	$—	$—
Total current assets	—	—
Total assets	$—	$—

Liabilities and Stockholders’ Deficit
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$12,758	$10,980
Stockholder advances	103,723	47,728
Total current liabilities	116,481	58,708
Total liabilities	116,481	58,708

Commitments and contingencies

Stockholders’ deficit
Common stock, $.0001 par value, 250,000,000 shares authorized, 12,000,000 shares issued and outstanding at February 28, 2015 and 2014	1,200	1,200
Additional paid-in capital	42,565	42,565
Accumulated deficit	(160,246)	(102,473)
Total stockholders’ deficit	(116,481)	(58,708)
Total liabilities and stockholders’ deficit	$—	$—

See accompanying notes to consolidated financial statements.

E-WASTE CORP.

Consolidated Statements of Operations

For the Years Ended February 28, 2015 and 2014

	2015	2014

Operating expenses:
General and administrative	$14,297	$11,547
Professional fees	43,476	45,752
Total operating expenses	57,773	57,299

(Loss) before income taxes	(57,773)	(57,299)

Provision for income taxes	—

Net (loss)	$(57,773)	$(57,299)

Per share information - basic and fully diluted
Basic and diluted (loss) per share	$(0.00)	$(0.00)
Basic and diluted weighted average shares outstanding	12,000,000	12,000,000

See accompanying notes to consolidated financial statements.

E-WASTE CORP.

Consolidated Statement Stockholders’ Deficit

For the Years Ended February 28, 2015 and 2014

			Additional
	Common Stock		Paid -in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, March 1, 2013	12,000,000	$1,200	$42,565	$(45,174)	$(1,409)

Net (loss) for the year				(57,299)	(57,299)
Balance, February 28, 2014	12,000,000	1,200	42,565	(102,473)	(58,708)

Net (loss) for the year				(57,773)	(57,773)
Balance, February 28, 2015	12,000,000	$1,200	$42,565	$(160,246)	$(116,481)

See accompanying notes to consolidated financial statements

E-WASTE CORP.

Consolidated Statements of Cash Flow

For the Years Ended February 28, 2015 and 2014

	2015	2014

Cash flow from operating activities:
Net loss for the period	$(57,773)	$(57,299)
Changes in operating assets and liabilities
Accounts payable and accrued expenses	1,778	10,980
Net cash (used) in operations	(55,995)	(46,319)

Cash flows from financing activities:
Advances from stockholders	55,995	46,228
Net cash provided by financing activities	55,995	46,228

Changes in cash	—	(91)
Cash and cash equivalents, beginning of period	—	91
Cash and cash equivalents, end of period	$—	$—

Supplemental information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to consolidated financial statements.

E-WASTE CORP.

Notes to the Consolidated Financial Statements

February 28, 2015 and 2014

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

Note 2. Significant Accounting Policies

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern.  The Company has not as yet generated any revenue and has incurred losses to date of $160,246.  In addition, the Company’s current liabilities exceed its current assets by $116,481.  To date the Company has funded its operations through advances from a stockholder and the sale of Common Stock.  The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  These factors raise substantial doubt about the Company’s ability to continue operating as a going concern.  The Company’s ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund its commitments and ongoing losses, and ultimately generate profitable operations.

Basis of Consolidation

The consolidated condensed financial statements include the financial statements of the Company and our wholly owned subsidiary Peekay Boutiques Inc. All inter-company balances and transactions among the companies have been eliminated upon consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

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

E-WASTE CORP.

Notes to the Consolidated Financial Statements

February 28, 2015 and 2014

Revenue and Cost Recognition

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

Advertising

Advertising costs, when incurred, will be expensed as incurred. There have been no advertising costs incurred for the years ended February 28, 2015 and 2014.

Research and Development Expenses

Expenditures for research and development, when incurred, will be expensed as incurred.  There have been no research and development costs incurred for the years ended February 28, 2015 and 2014.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their consolidated financial statements, uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

For the years ended February 28, 2015 and 2014 the Company did not have any interest and penalties or any significant unrecognized uncertain tax positions.

Earnings per Share

The Company calculates net loss per share in accordance with ASC Topic 260, Earnings per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for the period, and diluted earnings per share is computed by including Common Stock equivalents outstanding for the period in the denominator.  At February 28, 2015 and 2014 the Company had no potential dilutive common shares and, any equivalents would have been anti-dilutive as the Company had losses for the periods then ended.

Recent Pronouncements

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We believe that the impact of recently issued standards that are not yet effective may have an impact on our results of operations and financial position. ASU Update 2014-15 Presentation of Financial Statements-Going Concern (Sub Topic 205-40) issued August 27, 2014 by FASB defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern. The additional disclosure requirement is effective after December 15, 2016 and will be evaluated as to impact and implemented accordingly.

E-WASTE CORP.

Notes to the Consolidated Financial Statements

February 28, 2015 and 2014

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

During the years ended February 28, 2015 we received $55,995 from shareholder of the Company.  As of February 28, 2015, the balance of the advances was $103,723.  During the year ended February 28, 2014 we received $46,228 from shareholder of the Company.  The advances bear no interest, are unsecured and are due on demand.

Note 4. Stockholders’ Deficit

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

There are no warrants or options outstanding to acquire any additional shares of Common Stock of the Company.

Note 5. Income Taxes

Income tax provision (benefit) for the years ended February 28, 2015 and 2014 is summarized below:

	2015	2014
Current:
Federal	$—	$—
State	—	—
Total current	—	—
Deferred:
Federal	(19,600)	(19,500)
State	—	—
Total deferred	(19,600)	(19,500)
Increase in valuation allowance	19,600	19,500
Total provision	$—	$—

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate before provision for income taxes. The sources and tax effect of the differences are as follows:

	2015	2014

Income tax provision at the federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	—%	—%
Effect of net operating loss	(34.0%)	(34.0%)
	—	—

E-WASTE CORP.

Notes to the Consolidated Financial Statements

February 28, 2015 and 2014

Components of the net deferred income tax assets at February 28, 2015 and 2014 were as follows:

	2015	2014
Net operating loss carryover	$53,000	$33,400
Valuation allowance	(53,000)	(33,400)
	$—	$—

There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit our tax returns from 2011 through the current period. Our policy is to account for income tax related interest and penalties in income tax expense in the statements of operations. There have been no income tax related interest or penalties assessed or recorded.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of evidence, it is more than likely than not that some portion or all of the deferred tax assets will not be recognized. After consideration of all the evidence, both positive and negative, management has determined that a $53,000 allowance at February 28, 2015 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $19,600.

As of February 28, 2015, the Company had a net operating loss carry forward of $160,246.  The loss will be available to offset future taxable income.  If not used, this carry forward will expire as follows:

2032	$2,699
2033	$42,475
2034	$57,299
2035	$57,773

As of February 28, 2015 we did not have any significant unrecognized uncertain tax positions.  All of the tax returns filed are subject to audit by the Internal Revenue Service.

Note 6. Commitments and Contingency

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Note 7. Business Segments

There are no reportable business segments.

Note 8. Subsequent Events

Management has evaluated all activity and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

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