Form 10-Q
period 2015-08-31
E-WASTE CORP.
filed 2015-10-15
CIK 1543066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  August 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number:  333-180251

E-WASTE CORP.
(Exact name of registrant as specified in its charter)

Florida	45-4390042
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o CKR Law LLP 1330 Avenue of the Americas, 14th Floor New York, NY 10019
(Address of principal executive offices)

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

Yes  ☒    No  ☐

As of October 11, 2015, there were 12,000,000 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

E-WASTE CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2015

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

E-Waste Corp.

Condensed Consolidated Balance Sheets

	August 31,	February 28,
	2015	2015
	(Unaudited)	(Audited)
Assets
Current assets:
Prepaid expenses	$5,000	$—
Total current assets	5,000	—
Total assets	$5,000	$—

Liabilities and Stockholders’ Deficit
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$16,956	$12,758
Stockholder advances	144,694	103,723
Total current liabilities	161,650	116,481
Total liabilities	161,650	116,481

Commitments and contingencies	—	—

Stockholders’ deficit
Common stock, $.0001 par value, 250,000,000 shares authorized, 12,000,000 shares issued and outstanding at August 31, 2015 and February 28, 2015	1,200	1,200
Additional paid-in capital	42,565	42,565
Accumulated deficit	(200,415)	(160,246)
Total stockholders’ deficit	(156,650)	(116,481)
Total liabilities and stockholders’ deficit	$5,000	$—

See accompanying notes to condensed consolidated financial statements.

E-Waste Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	August 31,		August 31,
	2015	2014	2015	2014

Operating expenses:
General and administrative	$6,694	$3,050	$11,082	$6,279
Professional fees	18,802	10,985	29,087	21,816
Total operating expenses	25,496	14,035	40,169	28,095

(Loss) before income taxes	(25,496)	(14,035)	(40,169)	(28,095)

Provision for income taxes	—	—	—	—

Net (loss)	$(25,496)	$(14,035)	$(40,169)	$(28,095)

Basic and diluted (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding	12,000,000	12,000,000	12,000,000	12,000,000

See accompanying notes to condensed consolidated financial statements.

E-Waste Corp.

Condensed Consolidated Statements of Cash Flow

For the Six Months Ended August 31, 2015 and 2014

(Unaudited)

	2015	2014

Cash flow from operating activities:
Net cash (used) in operations	$(40,971)	$(17,682)

Cash flows from financing activities:
Advances from stockholders	40,971	17,682
Net cash provided by financing activities	40,971	17,682

Changes in cash	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	$—

Supplemental information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

E-Waste Corp.

Notes to the Condensed Consolidated Financial Statements

August 31, 2015

(Unaudited)

Note 1. Presentation and Nature of Operations

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to E-Waste Corp. and its consolidated subsidiary, Peekay Boutiques Inc.  The accompanying unaudited condensed consolidated financial statements of E-Waste Corp. have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended February 28, 2015 filed with the SEC on June 11, 2015 (“Annual Report”).  In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included.  The results of operations for the three and six month periods ended August 31, 2015 and 2014 presented are not necessarily indicative of the results to be expected for the full year.  The February 28, 2015 balance sheet has been derived from our audited financial statements included in our Annual Report.

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

Note 2. Significant Accounting Policies

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern.   We have not yet generated any revenue and have incurred losses to date of $200,415.  In addition, our current liabilities exceed our current assets by $156,650.  To date we have funded our operations through advances from a stockholder and the sale of common stock.  We intend on financing our future development activities and our working capital needs largely from the sale of equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  These factors raise substantial doubt about our ability to continue operating as a going concern.  Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund its commitments and ongoing losses, and ultimately generate profitable operations.

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

August 31, 2015

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

For the three and six month periods ended August 31, 2015 and 2014 we did not have any interest and penalties or any significant unrecognized uncertain tax positions.

Earnings per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for the period, and diluted earnings per share is computed by including Common Stock equivalents outstanding for the period in the denominator.  At August 31, 2015 and 2014 we had no potential dilutive common shares and, any equivalents would have been anti-dilutive as we had losses for the periods then ended.

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

During the six month period ended August 31, 2015 we received $40,971 in advances from a shareholder of the Company.  As of August 31, 2015, the balance of the advances was $144,694.  The advances bear no interest, are unsecured and are due on demand.  During the six-month period ended August 31, 2014 we received $17,682 in advances from shareholder of the Company.  As of August 31, 2014, the balance of the advances was $65,410.

E-Waste Corp.

Notes to the Condensed Consolidated Financial Statements

August 31, 2015

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

Note 5. Income Taxes

We have determined an estimated annual effective tax rate.  The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate.  As of August 31, 2015 and 2014, the estimated effective tax rate for the year will be zero.

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

Note 8. Subsequent Events

Management has evaluated all activity and concluded that no subsequent events have occurred as of October 11, 2015 that would require recognition in the financial statements or disclosure in the notes to the financial statements.

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

Critical Accounting Policies

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern.  We have not yet generated any revenue and have incurred losses to date of $200,415.  In addition, our current liabilities exceed our current assets by $156,650.  To date we have funded our operations through advances from a stockholder and the sale of common stock.  We intend on financing our future development activities and our working capital needs largely from the sale of equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  These factors raise substantial doubt about our ability to continue operating as a going concern.  Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund its commitments and ongoing losses, and ultimately generate profitable operations.

Results of Operations

Three Month Period Ended August 31, 2015 Compared to Three Month Period Ended August 31, 2014

Revenues and Other Income

During the three month periods ended August 31, 2015 and 2014, we did not realize any revenues from operations.

Expenses

Operating expenses, consisting entirely of general and administrative expenses (including professional fees) totaled $25,496 in the three-month period ended August 31, 2015, compared to $14,035 in the three-month period ended August 31, 2014, which consisted primarily of ordinary operating expenses and professional fees.

Net Losses

As a result of the foregoing, we incurred a net loss of $25,496 or $(0.00) per share, for the three months ended August 31, 2015, compared to a net loss of $14,035, or $(0.00) per share, for the corresponding period ended August 31, 2014.

Six Month Period Ended August 31, 2015 Compared to Six Month Period Ended August 31, 2014

Revenues and Other Income

During the six month periods ended August 31, 2015 and 2014, we did not realize any revenues from operations.

Expenses

Operating expenses, consisting entirely of general and administrative expenses (including professional fees) totaled $40,169 in the six-month period ended August 31, 2015, compared to $28,095 in the six-month period ended August 31, 2014, which consisted primarily of ordinary operating expenses and professional fees.

Net Losses

As a result of the foregoing, we incurred a net loss of $40,169 or $(0.00) per share, for the six months ended August 31, 2015, compared to a net loss of $28,095, or $(0.00) per share, for the corresponding period ended August 31, 2014.

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

As of August 31, 2015, we had no cash, we had liabilities of $161,650, and our working capital deficit was $156,650. We anticipate that our current liquidity is not sufficient to meet the obligations associated with being a company that is fully reporting with the SEC.

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

In the six month period ended August 31, 2015, a shareholder made loans to us in the amount of $40,971 to pay certain of our expenses. However, going forward, this shareholder has made no commitments written or oral, with respect to providing a source of liquidity in the form of cash advances, loans and/or financial guarantees.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of August 31, 2015, that occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as previously reported in our Current Reports on Form 8-K, or prior periodic reports, we did not sell any unregistered securities during the three month period ended August 31, 2015, or subsequent period through the date hereof.

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

E-WASTE CORP.

Dated: October 15, 2015	By:	/s/ Peter E. de Svastich
	Name:	Peter E. de Svastich
	Title:	President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1 / 31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1 / 32.2	Rule 1350 Certification of Chief Executive and Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document