Form 10-Q
period 2015-11-30
E-WASTE CORP.
filed 2016-01-14
CIK 1543066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  November 30, 2015

or

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

Yes  ☒    No  ☐

As of January 14, 2016, there were 12,000,000 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

E-WASTE CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2015

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

E-WASTE CORP.

Condensed Consolidated Balance Sheets

	November 30,	February 28,
	2015	2015
	(Unaudited)	(Audited)
Assets
Current assets:
Prepaid expenses	$2,500	$—
Total current assets	2,500	—
Total assets	$2,500	$—

Liabilities and Stockholders’ Deficit
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$14,671	$12,758
Stockholder advances	160,054	103,723
Total current liabilities	174,725	116,481
Total liabilities	174,725	116,481

Stockholders’ deficit
Common stock, $.0001 par value, 250,000,000 shares authorized, 12,000,000 shares issued and outstanding at November 30, 2015 and February 28, 2015	1,200	1,200
Additional paid-in capital	42,565	42,565
Accumulated deficit	(215,990)	(160,246)
Total stockholders’ deficit	(172,225)	(116,481)
Total liabilities and stockholders’ deficit	$2,500	$—

See accompanying notes to unaudited condensed consolidated financial statements.

E-WASTE CORP.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	November 30,		November 30,
	2015	2014	2015	2014

Operating expenses:
General and administrative	$5,449	$3,674	$16,532	$9,953
Professional fees	10,125	9,510	39,212	31,326
Total operating expenses	15,574	13,184	55,744	41,279

(Loss) before income taxes	(15,574)	(13,184)	(55,744)	(41,279)

Provision for income taxes	—	—	—	—

Net (loss)	$(15,574)	$(13,184)	$(55,744)	$(41,279)

Basic and diluted (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding	12,000,000	12,000,000	12,000,000	12,000,000

See accompanying notes to unaudited condensed consolidated financial statements.

E-WASTE CORP.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended November 30, 2015 and 2014

(Unaudited)

	2015	2014

Cash flow from operating activities:
Net cash (used) in operations	$(56,331)	$(32,384)

Cash flows from financing activities:
Advances from stockholders	56,331	32,384
Net cash provided by financing activities	56,331	32,384

Changes in cash	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	$—

Supplemental information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements.

E-Waste Corp.

Notes to the Condensed Consolidated Financial Statements

November 30, 2015

(Unaudited)

Note 1. Presentation and Nature of Operations

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to E-Waste Corp. and its consolidated subsidiary, Peekay Boutiques Inc.  The accompanying unaudited condensed consolidated financial statements of E-Waste Corp. have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended February 28, 2015 filed with the SEC on June 11, 2015 (“Annual Report”).  In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included.  The results of operations for the three and nine month periods ended November 30, 2015 and 2014 presented are not necessarily indicative of the results to be expected for the full year.  The February 28, 2015 balance sheet has been derived from our audited financial statements included in our Annual Report.

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

Note 2. Significant Accounting Policies

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern.   We have not yet generated any revenue and have incurred losses to date of $215,990.  In addition, our current liabilities exceed our current assets by $172,225.  To date we have funded our operations through advances from a stockholder and the sale of common stock.  We intend on financing our future development activities and our working capital needs largely from the sale of equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  These factors raise substantial doubt about our ability to continue operating as a going concern.  Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund commitments, ongoing losses, and ultimately generate profitable operations.

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

November 30, 2015

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

For the three and nine month periods ended November 30, 2015 and 2014 we did not have any interest and penalties or any significant unrecognized uncertain tax positions.

Earnings per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for the period, and diluted earnings per share is computed by including Common Stock equivalents outstanding for the period in the denominator.  At November 30, 2015 and 2014 we had no potential dilutive common shares and, any equivalents would have been anti-dilutive as we had losses for the periods then ended.

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

During the nine-month period ended November 30, 2015 we received $56,331 in advances from a shareholder of the Company.  As of November 30, 2015, the balance of the advances was $160,054.  The advances bear no interest, are unsecured and are due on demand.  During the nine-month period ended November 30, 2014 we received $32,384 in advances from shareholder of the Company.  As of November 30, 2014, the balance of the advances was $80,112.

E-Waste Corp.

Notes to the Condensed Consolidated Financial Statements

November 30, 2015

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

Note 5. Income Taxes

We have determined an estimated annual effective tax rate.  The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate.  As of November 30, 2015 and 2014, the estimated effective tax rate for the year will be zero.

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

Note 8. Subsequent Events

Management has evaluated all activity and concluded that no subsequent events have occurred as of January 14, 2016 that would require recognition in the financial statements or disclosure in the notes to the financial statements.

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

Going forward, we intend to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.  No specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or any transactions will be consummated.  See Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors,” in our Annual Report for the fiscal year ended February 28, 2015, filed with the SEC on June 11, 2015, for additional information and risks associated with our proposed business plan.

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

Critical Accounting Policies

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern.  We have not yet generated any revenue and have incurred losses to date of $215,990.  In addition, our current liabilities exceed our current assets by $172,225.  To date we have funded our operations through advances from a stockholder and the sale of common stock.  We intend on financing our future development activities and our working capital needs largely from the sale of equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  These factors raise substantial doubt about our ability to continue operating as a going concern.  Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

Results of Operations

Three Month Period Ended November 30, 2015 Compared to Three Month Period Ended November 30, 2014

Revenues and Other Income

During the three month periods ended November 30, 2015 and 2014, we did not realize any revenues from operations.

Expenses

Operating expenses, consisting entirely of general and administrative expenses (including professional fees) totaled $15,574 in the three-month period ended November 30, 2015, compared to $13,184 in the three-month period ended November 30, 2014, which consisted primarily of ordinary operating expenses and professional fees.

Net Losses

As a result of the foregoing, we incurred a net loss of $15,574 or $(0.00) per share, for the three months ended November 30, 2015, compared to a net loss of $13,184, or $(0.00) per share, for the corresponding period ended November 30, 2014.

Nine Month Period Ended November 30, 2015 Compared to Nine Month Period Ended November 30, 2014

Revenues and Other Income

During the nine month periods ended November 30, 2015 and 2014, we did not realize any revenues from operations.

Expenses

Operating expenses, consisting entirely of general and administrative expenses (including professional fees) totaled $55,744 in the nine-month period ended November 30, 2015, compared to $41,279 in the nine-month period ended November 30, 2014, which consisted primarily of ordinary operating expenses and professional fees.

Net Losses

As a result of the foregoing, we incurred a net loss of $55,744 or $(0.00) per share, for the nine months ended November 30, 2015, compared to a net loss of $41,279, or $(0.00) per share, for the corresponding period ended November 30, 2014.

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

As of November 30, 2015, we had no cash, we had liabilities of $174,725, and our working capital deficit was $172,225.  We anticipate that our current liquidity is not sufficient to meet the obligations associated with being a company that is fully reporting with the SEC.

To date, we have managed to keep our monthly cash flow requirement low for two reasons.  First, our sole officer does not draw a salary at this time. Second, we have been able to keep our operating expenses to a minimum by operating in space provided at no expense by one of our shareholders.

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

In the nine-month period ended November 30, 2015, a shareholder made loans to us in the amount of $56,331 to pay certain of our expenses.  However, going forward, this shareholder has made no commitments written or oral, with respect to providing a source of liquidity in the form of cash advances, loans and/or financial guarantees.

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

Our ability to continue as a going concern is dependent on our ability to implement our business plan, raise capital and generate revenues. See Note 2 of our financial statements.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation we conducted on the effectiveness of our internal control over financial reporting as of November 30, 2015, that occurred during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as previously reported in our Current Reports on Form 8-K, or prior periodic reports, we did not sell any unregistered securities during the three-month period ended November 30, 2015, or subsequent period through the date hereof.

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

E-WASTE CORP.

Dated: January 14, 2016	By:	/s/ Peter E. de Svastich
	Name:	Peter E. de Svastich
	Title:	President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1 / 31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1 / 32.2	Rule 1350 Certification of Chief Executive and Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document