Form 10-K
period 2016-02-29
E-WASTE CORP.
filed 2016-06-15
CIK 1543066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  February 29, 2016

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number:  333-180251

E-WASTE CORP.

(Exact name of registrant as specified in its charter)

Florida	45-4390042
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o CKR Law, LLP 1330 Avenue of the Americas, 14th Floor New York, NY	10019
(Address of principal executive offices)	(Zip Code)

(212) 259-7300

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

Yes ☒   No ☐

As of August 31, 2015, there were 12,000,000 shares of the registrant’s common stock, par value $0.0001 per share (“Common Stock”), issued and outstanding.  Of these, 6,000,000 shares were held by non-affiliates of the registrant.  The market value of securities held by non-affiliates on August 31, 2015 was $72,000, based on the price of $0.012 per share for the registrant’s Common Stock which was the price at which shares of the registrant’s Common Stock were sold in a public offering that closed on June 14, 2012.

As of June 10, 2016, there were 12,000,000 shares of the registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Such forward-looking statements include, among others, those statements including the words “believes,” “anticipates,” “expects,” “intend,” “estimate,” “plan” and words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions.  Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict.  Our actual results may differ materially from those contemplated by the forward-looking statements.  We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include changes in local, regional, national or global political, economic, business, competitive, market (supply and demand) and regulatory conditions and the following:

•	our status as a company in its early stages of development;

•	our selection of a prospective target business or asset;

•	our issuance of our capital shares or incurrence of debt to complete a business combination;

•	our ability to have our securities quoted on the OTC Markets or listed on a national exchange following our business combination;

•	our ability to consummate an attractive business combination due to our limited resources and the significant competition for business combination opportunities;

•	conflicts of interest of our officers and directors;

•	potential current or future affiliations of our officers and directors with competing businesses;

•	our ability to obtain additional financing if necessary;

•	the control by our existing stockholders of a substantial interest in us;

•	our dependence on our key personnel;

•	our dependence on a single company after our business combination;

•	business and market outlook;

•	our and our customers’ business strategies following the consummation of a business combination;

•	obtaining permits and other regulatory risks following the consummation of a business combination;

•	foreign currency fluctuations and overall political risk in foreign jurisdictions following the consummation of a business combination;

•	operating and capital expenditures by us following the consummation of a business combination;

•	our competitive position following the consummation of a business combination;

•	outcomes of legal proceedings following the consummation of a business combination;

•	expected results of operations and/or financial position following the consummation of a business combination;

•	future effective tax rates; and

•	compliance with applicable laws.

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

General

We were incorporated in the State of Florida on January 26, 2012, to develop an e-waste recycling business.  Because we were not able to raise sufficient capital to execute our original business plan, we are now engaged in discussions with third parties regarding alternative directions for our company that could enhance shareholder value.

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

We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.  Further, we may acquire or combine with a venture that is in its preliminary or early stages of development, one that is already in operation or one that is in a more mature stage of its corporate existence.  Accordingly, business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

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

Employees and Employment Agreements

We presently have no employees apart from Peter de Svastich, our sole officer and director.  Mr. de Svastich is engaged in outside business activities and anticipates that he will devote to our business very limited time until the acquisition of a successful business opportunity has been identified.  We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

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

We were incorporated in the State of Florida on January 26, 2012, to develop an e-waste recycling business.  Because we were not able to raise sufficient capital to execute our original business plan, we are now engaged in discussions with third parties regarding alternative directions for our company that could enhance shareholder value.  We intend to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.   As a company in its early stages of development with limited resources we may not be able to successfully effectuate our business plan.  There can be no assurance that we will ever achieve any revenues or profitability.  The revenue and income potential of our proposed business and operations is unproven as the lack of operating history makes it difficult to evaluate the future prospects of our business.

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

Since inception, we have had no revenue.  At February 29, 2016, we had an accumulated deficit of $(234,324).  These factors raise substantial doubt about our ability to continue as a going concern.  We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination.  This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity.  We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.  If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

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

Peter de Svastich is our sole officer and director.  We have no directors that are “independent” as that term is defined in the rules of any national securities exchange.  As a result, we do not have an audit, compensation or nominating and corporate governance committee.  The functions of such committees would perform are performed by the Board as a whole.  Consequently, there is a potential conflict of interest in Board decisions that may adversely affect our ability to become a listed security on a national securities exchange and as a result adversely affect the liquidity of our Common Stock.

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

Our Certificate of Incorporation authorizes the issuance of 250,000,000 shares of capital stock, consisting of 250,000,000 shares of Common Stock.  The future issuance of Common Stock may result in substantial dilution in the percentage of our Common Stock held by our then existing shareholders.  We may value any Common Stock issued in the future on an arbitrary basis.  The issuance of Common Stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our Common Stock.

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

As our office space needs are limited at the current time, we are currently operating out of our sole officer’s office located at 590 Madison Avenue, 36th Floor, New York, NY 10022.  This space usage is donated free of charge by GGYF, the holder of 50% of our outstanding Common Stock.

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

THIS SECTION OF THE ANNUAL REPORT INCLUDES A NUMBER OF FORWARD-LOOKING STATEMENTS THAT REFLECT OUR CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. FORWARD-LOOKING STATEMENTS ARE OFTEN IDENTIFIED BY WORDS LIKE: “BELIEVE,” “EXPECT,” “ESTIMATE,” “ANTICIPATE,” “INTEND,” “PROJECT” AND SIMILAR EXPRESSIONS, OR WORDS THAT, BY THEIR NATURE, REFER TO FUTURE EVENTS. YOU SHOULD NOT PLACE UNDUE CERTAINTY ON THESE FORWARD-LOOKING STATEMENTS, WHICH APPLY ONLY AS OF THE DATE OF THIS PROSPECTUS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR OUR PREDICTIONS.

OUR CONSOLIDATED FINANCIAL STATEMENTS ARE STATED IN UNITED STATES DOLLARS (USD OR US$) AND ARE PREPARED IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. ALL REFERENCES TO “COMMON SHARES” REFER TO THE COMMON SHARES IN OUR CAPITAL STOCK.

Overview

We were incorporated in the State of Florida on January 26, 2012, to develop an e-waste recycling business.  Because we were not able to raise sufficient capital to execute our original business plan, we are now engaged in discussions with third parties regarding alternative directions for our company that could enhance shareholder value.

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

We do not expect to generate any revenues over the next 12 months, unless we are able to enter into a business combination with an operating company.  Our principal business objective for the next 12 months will be to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.

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

Results of Operations

Year Ended February 29, 2016 Compared to Year Ended February 28, 2015

There is no historical financial information about us upon which to base an evaluation of our performance. We have incurred expenses of $234,324 on our operations from inception through February 29, 2016, and our only other activity consisted of the issuance of 9,000,000 shares of our Common Stock to our former sole director and officer for cash in the amount of $9,000, and the sale of 3,000,000 shares of our Common Stock pursuant to a registered offering for aggregate proceeds of $36,000.

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

Since inception, the majority of our time has been spent refining our business plan and preparing for a primary financial offering.

Our results of operations for the years ended February 29, 2016 and February 28, 2015 are summarized below:

	For the year ended February 29, 2016	For the year ended February 28, 2015
Revenue	$—	$—
Operating expenses	$74,078	$57,773
Net loss	$(74,078)	$(57,773)

During the year ended February 29, 2016 we incurred expenses of $74,078 as compared to $57,773 for the year ended February 28, 2015.  Of these costs, we incurred professional fees of $52,191 in the year ended February 29, 2016 and $43,476 in the year ended February 28, 2015. The balance of expenses were general and administrative costs.

Liquidity and Capital Resources

As of the date of this report, we had yet to generate any revenues from our business operations.

For the fiscal year ended February 28, 2012, we sold 3,000,000 shares of our Common Stock in a public offering, which closed on June 14, 2012, for aggregate cash proceeds of $36,000.

In the fiscal years ended February 29, 2016 and February 28, 2015, a shareholder made loans to us in the amount of $82,180 and $55,995, respectively, to pay certain of our expenses. However, going forward, this shareholder has made no commitments written or oral, with respect to providing a source of liquidity in the form of cash advances, loans and/or financial guarantees.

As of February 29, 2016, we had no cash on hand, we had liabilities of $200,559, and our working capital deficit was $(190,559).  We anticipate that our current cash on hand is not sufficient to meet our obligations associated with being a company that is fully reporting with the SEC.

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

Going Concern

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

As previously reported in a Current Report on Form 8-K filed with the SEC on July 23, 2015, as amended on December 28, 2015 (the “Form 8-K”), effective as of July 17, 2015, DKM Certified Public Accountants resigned as the independent registered public accounting firm engaged to audit our financial statements.  DKM Certified Public Accountants’ resignation was accepted by our Board.

The reports of DKM Certified Public Accountants on our financial statements for the fiscal years ended February 28, 2015 and 2014, did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that such reports included an explanatory paragraph with respect to our ability, in light of our lack of revenues and history of losses, to continue as a going concern.

During the years ended February 28, 2015 and 2014, and through July 17, 2015, there were no (a) disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K) with DKM Certified Public Accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to DKM Certified Public Accountants’ satisfaction, would have caused DKM Certified Public Accountants to make reference to the subject matter thereof in connection with its reports for such years; or (b) reportable events, as described under Item 304(a)(1)(v) of Regulation S-K.

We provided DKM Certified Public Accountants with a copy of the disclosures made in the Form 8-K and requested from DKM Certified Public Accountants a letter addressed to the SEC indicating whether it agreed with such disclosures.  A copy of DKM Certified Public Accountants’ letter dated July 22, 2015 is filed herewith as Exhibit 16.1.

Effective as of July 22, 2015, we engaged Stevenson & Company CPAs LLC as our independent registered public accounting firm for the year ending February 29, 2016.

During the years ended February 28, 2015 and 2014, and through July 17, 2015, neither our company nor anyone on its behalf consulted with Stevenson & Company CPAs LLC regarding either (a) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided nor oral advice was provided to our company that Stevenson & Company CPAs LLC concluded was an important factor considered by our company in reaching a decision as to the accounting, auditing or financial reporting issue; or (b) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph 304(a)(1)(v)) of Regulation S-K).

On December 18, 2015, we were notified by the SEC that the SEC suspended DKM Certified Public Accountants from practicing as an accountant on behalf of any publicly traded company or other entity regulated by the SEC. As a result, we were prohibited from including audit reports or consents of DKM Certified Public Accountants in our future filings with the SEC, including the Annual Report.  We engaged Stevenson & Company CPAs LLC to re-audit its financial statements for the fiscal year ended February 28, 2015, and to include the re-audited financial statements, together with the Company’s audited financial statements for the fiscal year ended February 29, 2016, in this Annual Report.

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

We carried out an evaluation, under the supervision and with the participation of our senior management, consisting of Peter de Svastich, our President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2016.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, Peter de Svastich, our President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer) concluded that our disclosure controls and procedures were not effective.

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

As of February 29, 2016, our management, consisting of Peter de Svastich, our President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer), assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on that evaluation, we believe that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and a lack of independent directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Peter de Svastich, our President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer) in connection with the review of our consolidated financial statements as of February 29, 2016.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of February 29, 2016, that occurred during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

Our officers are elected by the Board to a term of one (1) year and serve until their successor is duly elected and qualified, or until they are removed from office.  The Board has no nominating, auditing or compensation committees.

The name, address, age and position of our sole officer and director is set forth below:

NAME AND ADDRESS	AGE	POSITION(S)
Peter de Svastich (1) c/o GEM Advisors, Inc. 590 Madison Avenue, 36th Floor New York, NY 10022	72	President, Secretary, and Treasurer, Principal Executive Officer, Principal Financial Officer and sole member of the Board of Directors

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

Identification of Significant Employees

We have no employees other than Peter de Svastich, our sole officer and director.

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

Code of Ethics

In January 2012, we adopted a Code of Ethics that applies to our officers, directors and employees.  A written copy of the Code was filed with the SEC on March 21, 2012 as part of our Registration Statement on Form S-1 and is incorporated by reference hereto as Exhibit 14.1.  A copy of our Code of Ethics will be provided to any person requesting same without charge. To request a copy of our Code of Ethics please make written request to our Secretary, at c/o CKR Law LLP, 1330 Avenue of the Americas, 14th Floor, New York, NY 10019, tel. (212) 259-7300.

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

Summary Compensation Table

Name						Non-Equity	Nonqualified
and				Stock	Option	Incentive Plan	Deferred	All Other
principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)
Peter de Svastich President, Secretary, Treasurer (1)	2016	0	0	0	0	0	0	0	0
	2015	0	0	0	0	0	0	0	0

(1)	As of April 26, 2013, Mr. de Svastich was appointed as our sole officer and director.

We have not paid any salaries to our sole director and officer as of the date of this report. We do not anticipate beginning to pay salaries until we have adequate funds to do so.  There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officer and director other than as described herein.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of February 29, 2016.

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

The table below summarizes all compensation awarded to, earned by, or paid to our sole director for all services rendered in all capacities to us through February 29, 2016.

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

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)

5% Stockholders
GEM Global Yield Fund LLC SCS (3) 259 St Paul Street VLT-1213 Valletta, Malta	Common	6,000,000	50.0%
John Maute (4) 520 Stokes Road, Suite C1 Medford, NJ. 08055	Common	3,000,000	25.0%
Warren P. Baker III c/o GEM Advisors, Inc. 590 Madison Avenue, 36th Floor New York, NY 10022	Common	950,000	7.9%
Anthony M. Romano II c/o GEM Advisors, Inc. 590 Madison Avenue, 36th Floor New York, NY 10022	Common	950,000	7.9%
Edward J. Tobin c/o GEM Advisors, Inc. 590 Madison Avenue, 36th Floor New York, NY 10022	Common	950,000	7.9%

Named Executive Officers and Directors
Peter de Svastich (5) c/o GEM Advisors, Inc. 590 Madison Avenue, 36th Floor New York, NY 10022	Common	0	0%

All Officers and Directors as a Group (1 Total)	Common	0	0%

(1)

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of February 29, 2016, through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table

(2)	Based on 12,000,000 issued and outstanding shares of Common Stock as of February 29, 2016.

(3)	Peter de Svastich and Christopher F. Brown are the co-managers of GEM Global Yield Fund LLC SCS and have shared voting and investment power over the share owned thereby.

(4)	John Maute resigned as our sole officer and director on April 26, 2013.

(5)	Peter de Svastich was appointed as our sole officer and director on April 26, 2013.

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

Audit Fees

Effective as of July 17, 2015, DKM Certified Public Accountants resigned as the independent registered public accounting firm engaged to audit our the financial statements.  Effective as of July 22, 2015, we engaged Stevenson & Company CPAs LLC as the Company’s independent registered public accounting firm.  During the year ended February 29, 2016, Stevenson & Company CPAs LLC and DKM Certified Public Accountants billed us $11,800 and $1,500 in audit fees, respectively.  During the year ended February 28, 2015, DKM Certified Public Accountants billed us $10,500 in audit fees.  The aggregate fees billed to us by our principal accountants for professional services rendered during the years ended February 29, 2016 and February 28, 2015 are set forth in the table below:

Fee Category	Year ended February 29, 2016	Year ended February 28, 2015

Audit fees (1)	$13,300	$10,500
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—
Total fees	$13,300	$10,500

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

Audit Committee’s Pre-Approval Practice

Prior to our engagement of our independent auditor, such engagement was approved by our Board.  The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our Board at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our Board may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended February 29, 2016, were approved by our Board.

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

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description

3.1	3.1	Articles of Incorporation of Registrant filed January 26, 2012 (1)
3.2	3.2	By-Laws of the Registrant (1)
14.1	14.1	Registrant’s Code of Ethics (1)
16.1	16.1	Letter from DKM Certified Public Accountants to the Securities and Exchange Commission, dated July 22, 2015 (2)
21.1	*	List of Subsidiaries
31.1	*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	*	XBRL Instance Document*
101.SCH	*	XBRL Taxonomy Extension Schema Document*
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document*

(1)

Filed with the Securities and Exchange Commission on March 21, 2012, as an exhibit, numbered as indicated above, to the Registrant’s registration statement on the Registrant’s Registration Statement on Form S-1 (file no. 333-180251), which exhibit is incorporated herein by reference.

(2)	Filed with the SEC on July 23, 2015, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K, dated July 17, 2015, which exhibit is incorporated herein by reference.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E-WASTE CORP.

Dated: June 15, 2016	By:	/s/ Peter de Svastich
		Name:	Peter de Svastich
		Title:	President, Treasurer and Secretary
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter de Svastich	President, Treasurer, Secretary and sole Director	June 15, 2016
Peter de Svastich	(Principal Executive Officer and Principal Financial Officer)

E-WASTE CORP.

Consolidated Financial Statements

February 29, 2016

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F–1

Consolidated Balance Sheets	F–2

Consolidated Statements of Operations	F–3

Consolidated Statements of Stockholders’ Deficit	F–4

Consolidated Statements of Cash Flows	F–5

Notes to the Consolidated Financial Statements	F–6

STEVENSON & COMPANY CPAS LLC A PCAOB Registered Accounting Firm	12421 N Florida Ave. Suite.113 Tampa, FL 33612 (813) 443-0619

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

E-Waste Corp.

We have audited the accompanying balance sheets of E-Waste Corp. as of February 29, 2016 and February 28, 2015, and the related statements of operations, stockholders’ deficiency, and cash flows for the years ended February 29, 2016 and February 28, 2015.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of E-WASTE CORP. E-Waste Corp. as of February 29, 2016 and February 28, 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Stevenson & Company CPAS LLC

Stevenson & Company CPAS LLC

Tampa, Florida

June 13, 2016

PCAOB Registered

AICPA Member

E-Waste Corp.

Consolidated Balance Sheets

February 29, 2016 and February 28, 2015

	2016	2015

Assets
Current assets:
Prepaid expenses	$10,000	$—
Total current assets total and total assets	$10,000	$—

Liabilities and Stockholders’ Deficit
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$14,656	$12,758
Stockholder advances	185,903	103,723
Total current liabilities	200,559	116,481
Total liabilities	200,559	116,481

Commitments and contingencies

Stockholders’ deficit
Common stock, $.0001 par value, 250,000,000 shares authorized, 12,000,000 shares issued and outstanding at February 29, 2016 and February 28, 2015	1,200	1,200
Additional paid-in capital	42,565	42,565
Accumulated deficit	(234,324)	(160,246)
Total stockholders’ deficit	(190,559)	(116,481)
Total liabilities and stockholders’ deficit	$10,000	$—

See accompanying notes to consolidated financial statements.

E-Waste Corp.

Consolidated Statements of Operations

For the Years Ended February 29, 2016 and February 28, 2015

	2016	2015

Operating expenses:
General and administrative	$21,887	$14,297
Professional fees	52,191	43,476
Total operating expenses	74,078	57,773

(Loss) before income taxes	(74,078)	(57,773)

Provision for income taxes

Net (loss)	$(74,078)	$(57,773)

Per share information - basic and fully diluted
Basic and diluted (loss) per share	$(0.01)	$(0.00)
Basic and diluted weighted average shares outstanding	12,000,000	12,000,000

See accompanying notes to consolidated financial statements.

E-Waste Corp.

Consolidated Statement Stockholders’ Deficit

For the Years Ended February 29, 2016 and February 28, 2015

			Additional
	Common Stock		Paid -in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, March 1, 2014	12,000,000	$1,200	$42,565	$(102,473)	$(58,708)

Net (loss) for the year				(57,773)	(57,773)
Balance, February 28, 2015	12,000,000	1,200	42,565	(160,246)	(116,481)

Net (loss) for the year				(74,078)	(74,078)
Balance, February 29, 2016	12,000,000	$1,200	$42,565	$(234,324)	$(190,559)

See accompanying notes to consolidated financial statements.

E-Waste Corp.

Consolidated Statements of Cash Flow

For the Years Ended February 29, 2016 and February 28, 2015

	2016	2015

Cash flow from operating activities:
Net loss for the period	$(74,078)	$(57,773)
Changes in operating assets and liabilities
Prepaid expenses	(10,000)	—
Accounts payable and accrued expenses	1,898	1,778
Net cash (used) in operations	(82,180)	(55,995)

Cash flows from financing activities:
Advances from stockholders	82,180	55,995
Net cash provided by financing activities	82,180	55,995

Changes in cash	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	$—

Supplemental information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to consolidated financial statements.

E-WASTE CORP.

Notes to the Consolidated Financial Statements

February 29, 2016 and February 28, 2015

Note 1. Presentation and Nature of Business

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

Note 2. Significant Accounting Policies

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern.  The Company has not as yet generated any revenue and has incurred losses to date of $234,324.  In addition, the Company’s current liabilities exceed its current assets by $190,559.  To date the Company has funded its operations through advances from a stockholder and the sale of Common Stock.  The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  These factors raise substantial doubt about the Company’s ability to continue operating as a going concern.  The Company’s ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund its commitments and ongoing losses, and ultimately generate profitable operations.

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

Advertising

Advertising costs, when incurred, will be expensed as incurred. There have been no advertising costs incurred for the years ended February 29, 2016 and February 28, 2015.

E-WASTE CORP.

Notes to the Consolidated Financial Statements

February 29, 2016 and February 28, 2015

Research and Development Expenses

Expenditures for research and development, when incurred, will be expensed as incurred.  There have been no research and development costs incurred for the years ended February 29, 2016 and February 28, 2015.

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

For the years ended February 29, 2016 and February 28, 2015, the Company did not have any interest and penalties or any significant unrecognized uncertain tax positions.

Earnings per Share

The Company calculates net loss per share in accordance with ASC Topic 260, Earnings per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for the period, and diluted earnings per share is computed by including Common Stock equivalents outstanding for the period in the denominator.  At February 29, 2016 and February 28, 2015 the Company had no potential dilutive common shares and, any equivalents would have been anti-dilutive as the Company had losses for the periods then ended.

Recent pronouncements

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We believe that the impact of recently issued standards that are not yet effective may have an impact on our results of operations and financial position.

ASU Update 2014-09 Revenue from Contracts with Customers (Topic 606) issued May 28, 2014 by FASB and IASB converged guidance on recognizing revenue in contracts with customers on an effective date after December 31, 2017 will be evaluated as to impact and implemented accordingly.

ASU Update 2014-15 Presentation of Financial Statements-Going Concern (Sub Topic 205-40) issued August 27, 2014 by FASB defines managements responsibility to evaluate whether there is a substantial doubt about an organizations ability to continue as a going concern. The additional disclosure required is effective after December 31, 2016 and will be evaluated as to impact and implemented accordingly.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Cost. The guidance requires an entity to present debt issuance costs in the balance sheet as a direct reduction from the carrying amount of the debt liability, consistent with debt discounts, rather than as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. Debt issuance costs related to revolving credit arrangements, however, will continue to be presented as an asset and amortized ratably over the term of the arrangement. ASU 2015-03 is effective for reporting periods beginning after December 15, 2015 including interim periods within those annual periods.

E-WASTE CORP.

Notes to the Consolidated Financial Statements

February 29, 2016 and February 28, 2015

In July 2015, the FASB issued ASU 2015-11, Inventory, which simplifies the measurement principle of inventories valued under the First-In, First-Out (“FIFO”) or weighted average methods from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 is effective for reporting periods beginning after December 15, 2016 including interim periods within those annual periods. We do not expect the standard to have a material impact on our Consolidated Financial Statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that deferred tax assets and liabilities be classified as noncurrent on the consolidated balance sheet. ASU 2015-17 is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an interim or annual reporting period. Upon adoption, ASU 2015-17 may be applied either prospectively or retrospectively. We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, to improve financial reporting about leasing transactions. This ASU will require organizations that lease assets (“lessees”) to recognize a lease liability and a right-of-use asset on its balance sheet for all leases with terms of more than twelve months. A lease liability is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset represents the lessee’s right to use, or control use of, a specified asset for the lease term. The amendments in this ASU simplify the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. This ASU leaves the accounting for the organizations that own the assets leased to the lessee (“lessor”) largely unchanged except for targeted improvements to align it with the lessee accounting model and Topic 606, Revenue from Contracts with Customers.

The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is evaluating the potential impact of ASU 2016-02 on its Consolidated Financial Statements.

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

During the year ended February 29, 2016 we received $82,180 from shareholder of the Company.  As of February 29, 2016, the balance of the advances was $185,903.  During the year ended February 28, 2015 we received $55,995 from shareholder of the Company.  The advances bear no interest, are unsecured and are due on demand.

Note 4. Stockholders’ Deficit

The Company’s Certificate of Incorporation authorizes the issuance of 250,000,000 shares of capital stock, consisting of 250,000,000 shares of Common Stock.  As of February 29, 2016, 12,000,000 shares of the Company’s Common Stock were issued and outstanding.

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

E-WASTE CORP.

Notes to the Consolidated Financial Statements

February 29, 2016 and February 28, 2015

Note 5. Income Taxes

Income tax provision (benefit) for the years ended February 29, 2016 and February 28, 2015 is summarized below:

	2016	2015
Current:
Federal	$—	$—
State	—	—
Total current	—	—
Deferred:
Federal	(25,200)	(19,600)
State	(2,700)	(2,100)
Total deferred	(27,900)	(21,700)
Increase in valuation allowance	27,900	21,700
Total provision	$—	$—

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate before provision for income taxes. The sources and tax effect of the differences are as follows:

	2016	2015

Income tax provision at the federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	3.6%	3.6%
Effect of net operating loss	(37.6%)	(37.6%)
	—	—

Components of the net deferred income tax assets at February 29, 2016 and February 28, 2015 were as follows:

	2016	2015
Net operating loss carryover	$88,200	$60,300
Valuation allowance	(88,200)	(60,300)
	$—	$—

There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit our tax returns from 2011 through the current period. Our policy is to account for income tax related interest and penalties in income tax expense in the statements of operations. There have been no income tax related interest or penalties assessed or recorded.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of evidence, it is more than likely than not that some portion or all of the deferred tax assets will not be recognized. After consideration of all the evidence, both positive and negative, management has determined that a $88,200 allowance at February 29, 2016 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $27,900.

As of February 29, 2016, the Company had a net operating loss carry forward of $234,324.  The loss will be available to offset future taxable income.  If not used, this carry forward will expire as follows:

2032	$2,699
2033	$42,475
2034	$57,299
2035	$57,773
2036	$74,078

As of February 29, 2016 we did not have any significant unrecognized uncertain tax positions.  All of the tax returns filed are subject to audit by the Internal Revenue Service.

E-WASTE CORP.

Notes to the Consolidated Financial Statements

February 29, 2016 and February 28, 2015

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

EXHIBIT INDEX

Exhibit No.	SEC Report Reference No.	Description

3.1	3.1	Articles of Incorporation of Registrant filed January 26, 2012 (1)
3.2	3.2	By-Laws of the Registrant (1)
14.1	14.1	Registrant’s Code of Ethics (1)
16.1	16.1	Letter from DKM Certified Public Accountants to the Securities and Exchange Commission, dated July 22, 2015 (2)
21.1	*	List of Subsidiaries
31.1	*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	*	XBRL Instance Document*
101.SCH	*	XBRL Taxonomy Extension Schema Document*
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document*

(1)

Filed with the Securities and Exchange Commission on March 21, 2012, as an exhibit, numbered as indicated above, to the Registrant’s registration statement on the Registrant’s Registration Statement on Form S-1 (file no. 333-180251), which exhibit is incorporated herein by reference.

(2)	Filed with the SEC on July 23, 2015, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K, dated July 17, 2015, which exhibit is incorporated herein by reference.

*	Filed herewith.