Form 10-Q
period 2016-11-30
E-WASTE CORP.
filed 2017-01-23
CIK 1543066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  November 30, 2016

or

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

Yes  ☒    No  ☐

As of January 16, 2017, there were 12,000,000 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

E-WASTE CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2016

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

E-Waste Corp.

Condensed Consolidated Balance Sheets

	November 30,	February 29,
	2016	2016
	(Unaudited)	(Audited)
Assets
Current assets:
Prepaid expenses	$2,500	$10,000
Total current assets	2,500	10,000
Total assets	$2,500	$10,000

Liabilities and Stockholders’ Deficit
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$15,752	$14,656
Stockholder advances	235,940	185,903
Total current liabilities	251,692	200,559
Total liabilities	251,692	200,559

Commitments and contingencies	—	—

Stockholders’ deficit
Common stock, $.0001 par value, 250,000,000 shares authorized, 12,000,000 shares issued and outstanding at November 30, 2016 and February 29, 2016	1,200	1,200
Additional paid-in capital	42,565	42,565
Accumulated deficit	(292,957)	(234,324)
Total stockholders’ deficit	(249,192)	(190,559)
Total liabilities and stockholders’ deficit	$2,500	$10,000

See accompanying notes to condensed consolidated financial statements.

E-Waste Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	November 30,		November 30,
	2016	2015	2016	2015

Operating expenses:
General and administrative	$5,154	$5,449	$16,956	$16,532
Professional fees	11,346	10,125	41,677	39,212
Total operating expenses	16,500	15,574	58,633	55,744

(Loss) before income taxes	(16,500)	(15,574)	(58,633)	(55,744)

Provision for income taxes	—	—	—	—

Net (loss)	$(16,500)	$(15,574)	$(58,633)	$(55,744)

Per share information - basic and fully diluted

Basic and diluted (loss) per share	$0.00	$0.00	$0.00	$0.00

Basic and diluted weighted average shares outstanding	12,000,000	12,000,000	12,000,000	12,000,000

See accompanying notes to condensed consolidated financial statements.

E-Waste Corp.

Condensed Consolidated Statements of Cash Flow

For the Nine Months Ended November 30, 2016 and 2015

(Unaudited)

	2016	2015

Cash flow from operating activities:
Net cash (used) in operations	$(50,037)	$(56,331)

Cash flows from financing activities:
Advances from stockholders	50,037	56,331
Net cash provided by financing activities	50,037	56,331

Changes in cash	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	$—

Supplemental information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

E-WASTE CORP.

Notes to the Condensed Consolidated Financial Statements

November 30, 2016

(Unaudited)

Note 1. Presentation and Nature of Operations

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to E-Waste Corp. and its consolidated subsidiary.  The accompanying unaudited condensed consolidated financial statements of E-Waste Corp. have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended February 29, 2016 filed with the SEC on June 15, 2016 (“Annual Report”).  In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included.  The results of operations for the three and nine month periods ended November 30, 2016 and 2015 presented are not necessarily indicative of the results to be expected for the full year.  The February 29, 2016 balance sheet has been derived from our audited financial statements included in our Annual Report.

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

In November 2014, we formed a wholly-owned subsidiary, which was subsequently dissolved in March 2016.  In November 2016, we formed a new wholly-owned Delaware subsidiary, in connection with our proposed reincorporation in the State of Delaware.  The reincorporation is being effected in anticipation of a potential business combination we are considering.  Neither the reincorporation nor the business combination has occurred.

Note 2. Significant Accounting Policies

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern.   We have not yet generated any revenue and have incurred losses to date of $292,957.  In addition, our current liabilities exceed our current assets by $249,192.  To date we have funded our operations through advances from a stockholder and the sale of common stock.  We intend on financing our future development activities and our working capital needs largely from the sale of equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  These factors raise substantial doubt about our ability to continue operating as a going concern.  Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund commitments, ongoing losses, and ultimately generate profitable operations.

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

For the three and nine month periods ended November 30, 2016 and 2015 we did not have any interest and penalties or any significant unrecognized uncertain tax positions.

Earnings per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for the period, and diluted earnings per share is computed by including Common Stock equivalents outstanding for the period in the denominator.  At November 30, 2016 and 2015 we had no potential dilutive common shares and, any equivalents would have been anti-dilutive as we had losses for the periods then ended.

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

During the three and nine month periods ended November 30, 2016, we received $12,962 and $50,037, respectively, in advances from a shareholder of the Company.  As of November 30, 2016, the balance of the advances was $235,940.  The advances bear no interest, are unsecured and are due on demand.

E-WASTE CORP.

Notes to the Condensed Consolidated Financial Statements

August 31, 2016

(Unaudited)

Note 4. Stockholders’ Equity

During the three and nine month periods ended November 30, 2016 and 2015 there were no issuances or cancellations of our common stock.

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

Note 8. Subsequent Events

Management has evaluated all activity and concluded that no subsequent events have occurred as of January 16, 2017 that would require recognition in the financial statements or disclosure in the notes to the financial statements.

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

All references in this Form 10-Q to the “Company,” “we,” “us,” or “our” are to E-Waste Corp. and its consolidated subsidiary.

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

On November 18, 2014, we formed a wholly-owned Delaware subsidiary, solely in connection with a potential business combination for which we determined not to proceed.  This subsidiary had no business or operations, and was dissolved on March 1, 2016.

On November 29, 2016, we formed a new wholly-owned Delaware subsidiary, in connection with our proposed reincorporation in the State of Delaware.  The reincorporation is being effected in anticipation of a potential business combination we are considering.  Neither the reincorporation nor the business combination has occurred.

During the next 12 months, we anticipate incurring costs related to filing of Exchange Act reports, and possible costs relating to consummating an acquisition or combination.

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

Critical Accounting Policies

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern.  We have not yet generated any revenue and have incurred losses to date of $292,957.  In addition, our current liabilities exceed our current assets by $249,192.  To date we have funded our operations through advances from a shareholder and the sale of common stock.  We intend on financing our future development activities and our working capital needs largely from the sale of equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  These factors raise substantial doubt about our ability to continue operating as a going concern.  Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

Recent Accounting Pronouncements

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoptions of any such pronouncements may be expected to cause a material impact on our financial condition or the results of operations.

Results of Operations

Three Month Period Ended November 30, 2016 Compared to Three Month Period Ended November 30, 2015

Revenues and Other Income

During the three month periods ended November 30, 2016 and 2015, we did not realize any revenues from operations.

Expenses

Operating expenses, consisting entirely of general and administrative expenses (including professional fees) totaled $16,500 in the three-month period ended November 30, 2016, compared to $15,574 in the three-month period ended November 30, 2015, which consisted primarily of ordinary operating expenses and professional fees.

Net Losses

As a result of the foregoing, we incurred a net loss of $16,500 or $0.00 per share, for the three months ended November 30, 2016, compared to a net loss of $15,574, or $0.00 per share, for the corresponding period ended November 30, 2015.

Nine Month Period Ended November 30, 2016 Compared to Nine Month Period Ended November 30, 2015

Revenues and Other Income

During the nine month periods ended November 30, 2016 and 2015, we did not realize any revenues from operations.

Expenses

Operating expenses, consisting entirely of general and administrative expenses (including professional fees) totaled $58,633 in the nine-month period ended November 30, 2016, compared to $55,744 in the nine-month period ended November 30, 2015, which consisted primarily of ordinary operating expenses and professional fees.

Net Losses

As a result of the foregoing, we incurred a net loss of $58,633 or $0.00 per share, for the nine months ended November 30, 2016, compared to a net loss of $55,744, or $0.00 per share, for the corresponding period ended November 30, 2015.

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

As of November 30, 2016, we had no cash, we had liabilities of $251,692, and our working capital deficit was $249,192.  We anticipate that our current liquidity is not sufficient to meet the obligations associated with being a company that is fully reporting with the SEC.

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

In the nine-month period ended November 30, 2016, a shareholder of ours made loans to us in the amount of $50,037 to pay certain of our expenses.  However, going forward, this shareholder has made no commitments written or oral, with respect to providing a source of liquidity in the form of cash advances, loans and/or financial guarantees.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation we conducted on the effectiveness of our internal control over financial reporting as of November 30, 2016, that occurred during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as previously reported in our Current Reports on Form 8-K, or prior periodic reports, we did not sell any unregistered securities during the three-month period ended November 30, 2016, or subsequent period through the date hereof.

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

E-WASTE CORP.

Dated: January 23, 2017	By:	/s/ Peter E. de Svastich
	Name:	Peter E. de Svastich
	Title:	President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1 / 31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1 / 32.2	Rule 1350 Certification of Chief Executive and Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document