Form 10-K
period 2017-02-28
E-WASTE CORP.
filed 2017-06-08
CIK 1543066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  February 28, 2017

Or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number:  333-180251

E-WASTE CORP.

(Exact name of registrant as specified in its charter)

Florida	45-4390042
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o CKR Law, LLP 1330 Avenue of the Americas, 14th Floor New York, NY	10019
(Address of principal executive offices)	(Zip Code)

(212) 259-7300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [_]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes [X]   No [_]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [_]   No [_]

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

Yes [X]   No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K.

[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [_]	Accelerated Filer [_]
Non-Accelerated Filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]   No [_]

As of August 31, 2016, there were 12,000,000 shares of the registrant’s common stock, par value $0.0001 per share (“Common Stock”), issued and outstanding.  Of these, 6,000,000 shares were held by non-affiliates of the registrant.  The market value of securities held by non-affiliates on August 31, 2016 was $72,000, based on the price of $0.012 per share for the registrant’s Common Stock which was the price at which shares of the registrant’s Common Stock were sold in a public offering that closed on June 14, 2012.

As of May 23, 2017, there were 12,000,000 shares of the registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Such forward-looking statements include, among others, those statements including the words “believes,” “anticipates,” “expects,” “intends,” “estimates,” “plans” and words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

All references in this Annual Report to the “Company,” “E-Waste,” “we,” “us,” or “our,” are to E-Waste Corp., and its consolidated subsidiary, E-Waste Acquisition Corp.

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

Since inception, we have had no revenue.  At February 28, 2017, we had an accumulated deficit of $311,708.  These factors raise substantial doubt about our ability to continue as a going concern.  We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination.  This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity.  We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.  If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

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

Recent Sales of Unregistered Securities

During the last three fiscal years we have not issued any unregistered securities.

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

OUR CONSOLIDATED FINANCIAL STATEMENTS ARE STATED IN UNITED STATES DOLLARS (USD OR US$) AND ARE PREPARED IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. ALL REFERENCES TO “COMMON STOCK” REFER TO THE COMMON SHARES IN OUR CAPITAL STOCK.

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

On November 29, 2016, we formed a new wholly-owned Delaware subsidiary, in connection with our proposed reincorporation in the State of Delaware.  The reincorporation was to be effected in connection with a potential business combination we were considering.  Neither the reincorporation nor the business combination has occurred as we have determined not to proceed with this transaction.

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

Results of Operations

Year Ended February 28, 2017 Compared to Year Ended February 29, 2016

There is no historical financial information about us upon which to base an evaluation of our performance. We have incurred expenses of $311,708 on our operations from inception through February 28, 2017, and our only other activity consisted of the issuance of 9,000,000 shares of our Common Stock to our former sole director and officer for cash in the amount of $9,000, and the sale of 3,000,000 shares of our Common Stock pursuant to a registered offering for aggregate proceeds of $36,000.

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

Since inception, the majority of our time has been spent refining our business plan and preparing for a primary financial offering.

Our results of operations for the years ended February 28, 2017 and February 29, 2016 are summarized below:

	For the year ended February 28, 2017	For the year ended February 29, 2016
Revenue	$—	$—
Operating expenses	$77,384	$74,078
Net loss	$(77,384)	$(74,078)

During the year ended February 28, 2017 we incurred expenses of $77,384 as compared to $74,078 for the year ended February 29, 2016.  Of these costs, we incurred professional fees of $54,751 in the year ended February 28, 2017 and $52,191 in the year ended February 29, 2016. The balance of expenses were general and administrative costs.

Liquidity and Capital Resources

As of the date of this report, we had yet to generate any revenues from our business operations.

In the fiscal years ended February 28, 2017 and February 29, 2016, a shareholder made loans to us in the amount of $61,787 and $82,180, respectively, to pay certain of our expenses. However, going forward, this shareholder has made no commitments written or oral, with respect to providing a source of liquidity in the form of cash advances, loans and/or financial guarantees.

As of February 28, 2017, we had no cash on hand, we had liabilities of $267,943, and our working capital deficit was $267,943.  We anticipate that our current cash on hand is not sufficient to meet our obligations associated with being a company that is fully reporting with the SEC.

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

Critical Accounting Policies

Our consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) applied on a consistent basis. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

The consolidated financial statements have been prepared in conformity GAAP, which contemplates our continuation as a going concern.  The Company has not as yet generated any revenue and has incurred losses to date of $311,708.  In addition, the Company’s current liabilities exceed its current assets by $267,943.  To date the Company has funded its operations through advances from a stockholder and the sale of Common Stock.  The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  These factors raise substantial doubt about the Company’s ability to continue operating as a going concern.  The Company’s ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund its commitments and ongoing losses, and ultimately generate profitable operations.

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

As previously reported in a Current Report on Form 8-K filed with the SEC on March 7, 2017, effective as of March 1, 2017, Stevenson & Company CPAs LLC resigned as the independent registered public accounting firm engaged to audit our financial statements. Stevenson & Company CPAs LLC’s resignation was accepted by the Board.

The reports of Stevenson & Company CPAs LLC on our financial statements for the fiscal years ended February 29, 2016 and February 28, 2015, did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that such reports included an explanatory paragraph with respect to our ability, in light of its lack of revenues and history of losses, to continue as a going concern.

During the years ended February 29, 2016 and February 28, 2015, and through March 7, 2017, there were no (a) disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K) with Stevenson & Company CPAs LLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Stevenson & Company CPAs LLC’s satisfaction, would have caused Stevenson & Company CPAs LLC to make reference to the subject matter thereof in connection with its reports for such years; or (b) reportable events, as described under Item 304(a)(1)(v) of Regulation S-K.

We provided Stevenson & Company CPAs LLC with a copy of the disclosures it made in the applicable Form 8-K and requested from Stevenson & Company CPAs LLC a letter addressed to the Securities and Exchange Commission indicating whether it agrees with such disclosures. A copy of Stevenson & Company CPAs LLC’s letter dated March 7, 2017 is filed herewith as Exhibit 16.2.

Effective as of March 2, 2017, we engaged BF Borgers CPA PC as our independent registered public accounting firm for the fiscal year ending February 28, 2017.

During the years ended February 29, 2016 and February 28, 2015, and through March 7, 2017, neither our company nor anyone on its behalf has previously consulted with BF Borgers CPA PC regarding either (a) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided nor oral advice was provided to our company that BF Borgers CPA PC concluded was an important factor considered by our company in reaching a decision as to the accounting, auditing or financial reporting issue; or (b) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph 304(a)(1)(v)) of Regulation S-K).

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

We carried out an evaluation, under the supervision and with the participation of our senior management, consisting of Peter de Svastich, our President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2017.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, Peter de Svastich, our President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer) concluded that our disclosure controls and procedures were not effective.

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

As of February 28, 2017, our management, consisting of Peter de Svastich, our President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer), assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on that evaluation, we believe that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and a lack of independent directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Peter de Svastich, our President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer) in connection with the review of our consolidated financial statements as of February 28, 2017.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of February 28, 2017, that occurred during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

Our officers are elected by the Board to a term of one (1) year and serve until their successor is duly elected and qualified, or until they are removed from office.  The Board has no nominating, auditing or compensation committees.

The name, address, age and position of our sole officer and director is set forth below:

NAME AND ADDRESS	AGE	POSITION(S)
Peter de Svastich (1) c/o GEM Advisors, Inc. 590 Madison Avenue, 36th Floor New York, NY 10022	73	President, Secretary, and Treasurer, Principal Executive Officer, Principal Financial Officer and sole member of the Board of Directors

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

Summary Compensation Table

Name						Non-Equity	Nonqualified
and				Stock	Option	Incentive Plan	Deferred	All Other
principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)
Peter de Svastich President, Secretary, Treasurer (1)	2017	0	0	0	0	0	0	0	0
	2016	0	0	0	0	0	0	0	0

(1)	As of April 26, 2013, Mr. de Svastich was appointed as our sole officer and director.

We have not paid any salaries to our sole director and officer as of the date of this report. We do not anticipate beginning to pay salaries until we have adequate funds to do so.  There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officer and director other than as described herein.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of February 28, 2017.

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

The table below summarizes all compensation awarded to, earned by, or paid to our sole director for all services rendered in all capacities to us through February 28, 2017.

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

(1)

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of February 28, 2017, through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table

(2)	Based on 12,000,000 issued and outstanding shares of Common Stock as of February 28, 2017.

(3)	Peter de Svastich and Christopher F. Brown are the co-managers of GEM Global Yield Fund LLC SCS and have shared voting and investment power over the share owned thereby.

(4)	John Maute resigned as our sole officer and director on April 26, 2013.

(5)	Peter de Svastich was appointed as our sole officer and director on April 26, 2013.

Change in Control

We are not aware of any arrangement that might result in a change in control of our company in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

There have been no transactions during the last three fiscal years, and there are no currently proposed transactions, in which we were, are, or plan to be, a participant and in which any related person had or will have a direct or indirect material interest.

Director Independence

We intend to quote our securities on the OTC Bulletin Board which does not have any director independence requirements.  Once we engage further directors and officers, we plan to develop a definition of independence and scrutinize our Board with regard to this definition.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Effective as of July 17, 2015, DKM Certified Public Accountants resigned as the independent registered public accounting firm engaged to audit our the financial statements.  Effective as of July 22, 2015, we engaged Stevenson & Company CPAs LLC as the Company’s independent registered public accounting firm.  During the year ended February 28, 2017, Stevenson & Company CPAs LLC and BF Borger CPA PC billed us $4,500 and $6,000 in audit fees, respectively.  During the year ended February 29, 2016, Stevenson & Company CPAs LLC and DKM Certified Public Accountants billed us $11,800 and $1,500 in audit fees, respectively.  The aggregate fees billed to us by our principal accountants for professional services rendered during the years ended February 28, 2017 and February 29, 2016 are set forth in the table below:

Fee Category	Year ended February 28, 2017	Year ended February 29, 2016

Audit fees (1)	$10,500	$13,300
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—
Total fees	$10,500	$13,300

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

Audit Committee’s Pre-Approval Practice

Prior to our engagement of our independent auditor, such engagement was approved by our Board.  The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our Board at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our Board may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended February 28, 2017, were approved by our Board.

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

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description

3.1	3.1	Articles of Incorporation of Registrant filed January 26, 2012 (1)
3.2	3.2	By-Laws of the Registrant (1)
14.1	14.1	Registrant’s Code of Ethics (1)
16.1	16.1	Letter from DKM Certified Public Accountants to the Securities and Exchange Commission, dated July 22, 2015 (2)
16.2	16.1	Letter from Stevenson & Company CPAs LLC to the Securities and Exchange Commission, dated March 7, 2017 (3)
21.1	*	List of Subsidiaries *
31.1	*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	*	XBRL Instance Document *
101.SCH	*	XBRL Taxonomy Extension Schema Document *
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document *

(1)

Filed with the Securities and Exchange Commission on March 21, 2012, as an exhibit, numbered as indicated above, to the Registrant’s registration statement on the Registrant’s Registration Statement on Form S-1 (file no. 333-180251), which exhibit is incorporated herein by reference.

(2)	Filed with the SEC on July 23, 2015, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K, dated July 17, 2015, which exhibit is incorporated herein by reference.

(3)	Filed with the SEC on March 7, 2017, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K, dated March 1, 2017, which exhibit is incorporated herein by reference.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E-WASTE CORP.

Dated: June 8, 2017	By:	/s/ Peter de Svastich
		Name:	Peter de Svastich
		Title:	President, Treasurer and Secretary
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter de Svastich	President, Treasurer, Secretary and sole Director	June 8, 2017
Peter de Svastich	(Principal Executive Officer and Principal Financial Officer)

E-WASTE CORP.

Consolidated Financial Statements

February 28, 2017

TABLE OF CONTENTS

Reports of Independent Registered Public Accounting Firm	F–1

Consolidated Balance Sheets	F–3

Consolidated Statements of Operations	F–4

Consolidated Statements of Stockholders’ Deficit	F–5

Consolidated Statements of Cash Flows	F–6

Notes to the Consolidated Financial Statements	F–7

STEVENSON & COMPANY CPAS LLC A PCAOB Registered Accounting Firm	10101 Flair Court Tampa, FL 33615 (813)361-5741

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

E-Waste Corp.

We have audited the accompanying balance sheet of E-Waste Corp. as of February 29, 2016, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended February 29, 2016.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of E-Waste Corp. as of February 29, 2016, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Stevenson & Company CPAS LLC

Stevenson & Company CPAS LLC

Tampa, Florida

June 13, 2016

PCAOB Registered

AICPA Member

5400 W Cedar Ave Lakewood, CO 80226 Telephone: 303.953.1454 Fax: 303.945.7991

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of E-Waste Corp.:

We have audited the accompanying balance sheet of E-Waste Corp. (“the Company”) as of February 28, 2017 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of E-Waste Corp., as of February 28, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

Lakewood, CO

June 8, 2017

E-WASTE CORP.

Consolidated Balance Sheets

	February 28,	February 29,
	2017	2016

Assets
Current assets:
Prepaid expenses	$—	$10,000
Total current assets	—	10,000
Total assets	$—	$10,000

Liabilities and Stockholders’ Deficit
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$20,253	$14,656
Stockholder advances	247,690	185,903
Total current liabilities	267,943	200,559
Total liabilities	267,943	200,559

Commitments and contingencies

Stockholders’ deficit
Common stock, $.0001 par value, 250,000,000 shares authorized, 12,000,000 shares issued and outstanding at February 28, 2017 and February 29, 2016	1,200	1,200
Additional paid-in capital	42,565	42,565
Accumulated deficit	(311,708)	(234,324)
Total stockholders’ deficit	(267,943)	(190,559)
Total liabilities and stockholders’ deficit	$—	$10,000

See accompanying notes to consolidated financial statements.

E-WASTE CORP.

Consolidated Statements of Operations

For the Years Ended February 28, 2017 and February 29, 2016

	2017	2016

Operating expenses:
General and administrative	$22,633	$21,887
Professional fees	54,751	52,191
Total operating expenses	77,384	74,078

(Loss) before income taxes	(77,384)	(74,078)

Provision for income taxes	—	—

Net (loss)	$(77,384)	$(74,078)

Per share information - basic and fully diluted
Basic and diluted (loss) per share	$(0.01)	$(0.01)
Basic and diluted weighted average shares outstanding	12,000,000	12,000,000

See accompanying notes to consolidated financial statements.

E-WASTE CORP.

Consolidated Statements Stockholders’ Deficit

For the Years Ended February 28, 2017 and February 29, 2016

			Additional
	Common Stock		Paid -in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, March 1, 2015	12,000,000	$1,200	$42,565	$(160,246)	$(116,481)

Net (loss) for the year				(74,078)	(74,078)
Balance, February 29, 2016	12,000,000	1,200	42,565	(234,324)	(190,559)

Net (loss) for the year				(77,384)	(77,384)
Balance, February 28, 2017	12,000,000	$1,200	$42,565	$(311,708)	$(267,943)

See accompanying notes to consolidated financial statements.

E-WASTE CORP.

Consolidated Statements of Cash Flows

For the Years Ended February 28, 2017 and February 29, 2016

	2017	2016

Cash flow from operating activities:
Net loss for the period	$(77,384)	$(74,078)
Changes in operating assets and liabilities
Prepaid expenses	10,000	(10,000)
Accounts payable and accrued expenses	5,597	1,898
Net cash (used) in operations	(61,787)	(82,180)

Cash flows from financing activities:
Advances from stockholders	61,787	82,180
Net cash provided by financing activities	61,787	82,180

Changes in cash	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	$—

Supplemental information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to consolidated financial statements.

E-WASTE CORP.

Notes to the Consolidated Financial Statements

February 28, 2017 and February 29, 2016

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

In November 2014, we formed a wholly-owned subsidiary, which was subsequently dissolved in March 2016.  In November 2016, we formed a new wholly-owned Delaware subsidiary, in connection with our proposed reincorporation in the State of Delaware.  The reincorporation was to be effected in connection with a potential business combination we were considering.  Neither the reincorporation nor the business combination has occurred as we have determined not to proceed with this transaction.

Note 2. Significant Accounting Policies

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern.  The Company has not as yet generated any revenue and has incurred losses to date of $311,708.  In addition, the Company’s current liabilities exceed its current assets by $267,943.  To date the Company has funded its operations through advances from a stockholder and the sale of Common Stock.  The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  These factors raise substantial doubt about the Company’s ability to continue operating as a going concern.  The Company’s ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund its commitments and ongoing losses, and ultimately generate profitable operations.

Basis of Consolidation

The consolidated condensed financial statements include the financial statements of the Company and a wholly owned, and inactive, subsidiary. All inter-company balances and transactions among the companies have been eliminated upon consolidation.

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

E-WASTE CORP.

Notes to the Consolidated Financial Statements

February 28, 2017 and February 29, 2016

Advertising

Advertising costs, when incurred, will be expensed as incurred. There have been no advertising costs incurred for the years ended February 28, 2017 and February 29, 2016.

Research and Development Expenses

Expenditures for research and development, when incurred, will be expensed as incurred.  There have been no research and development costs incurred for the years ended February 28, 2017 and February 29, 2016.

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

For the years ended February 28, 2017 and February 29, 2016, the Company did not have any interest and penalties or any significant unrecognized uncertain tax positions.

Earnings per Share

The Company calculates net loss per share in accordance with ASC Topic 260, Earnings per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for the period, and diluted earnings per share is computed by including Common Stock equivalents outstanding for the period in the denominator.  At February 28, 2017 and February 29, 2016 the Company had no potential dilutive common shares and, any equivalents would have been anti-dilutive as the Company had losses for the periods then ended.

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

E-WASTE CORP.

Notes to the Consolidated Financial Statements

February 28, 2017 and February 29, 2016

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

The Company currently has no leases in effect. At such time as we enter into any leases we will comply with the guidance in the pronouncement.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation - Stock Compensation. This ASU simplifies several aspects of the accounting for share-based payment award transactions, including (i) income tax consequences, (ii) classification of awards as either equity or liabilities, (iii) whether to estimate forfeitures or account for them when they occur and (iv) classification on the statement of cash flows. The standard is effective for interim and annual periods beginning after December 31, 2016. Early adoption will be permitted with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company has made no share based payments t employees.  At such time as we make share based payments will comply with the guidance in the pronouncement.

In August 2016, the FASB issued ASU No. 2016-15 - Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The eight items that the ASU provides classification guidance on include (1) debt prepayment and extinguishment costs, (2) settlement of zero-coupon debt instruments, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (6) distributions received from equity method investments, (7) beneficial interests in securitization transactions, and (8) separately identifiable cash flows and application of the predominance principle. The standard is effective on January 1, 2018, however early adoption is permitted. The standard requires the use of the retrospective transition method. The Company is in the process of evaluating the impact of this new guidance.

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

During the year ended February 28, 2017 we received $61,787 from shareholder of the Company.  As of February 28, 2017, the balance of the advances was $247,690.  During the year ended February 29, 2016 we received $82,180 from shareholder of the Company.  The advances bear no interest, are unsecured and are due on demand.

Note 4. Stockholders’ Deficit

The Company’s Certificate of Incorporation authorizes the issuance of 250,000,000 shares of capital stock, consisting of 250,000,000 shares of Common Stock.  As of February 28, 2017, 12,000,000 shares of the Company’s Common Stock were issued and outstanding.

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

E-WASTE CORP.

Notes to the Consolidated Financial Statements

February 28, 2017 and February 29, 2016

Note 5. Income Taxes

Income tax provision (benefit) for the years ended February 28, 2017 and February 29, 2016 is summarized below:

	2017	2016
Current:
Federal	$—	$—
State	—	—
Total current	—	—
Deferred:
Federal	(26,300)	(25,200)
State	(2,800)	(2,700)
Total deferred	(29,100)	(27,900)
Increase in valuation allowance	29,100	27,900
Total provision	$—	$—

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate before provision for income taxes. The sources and tax effect of the differences are as follows:

	2017	2016

Income tax provision at the federal statutory rate	34.00%	34.00%
State income taxes, net of federal benefit	3.60%	3.60%
Effect of net operating loss	(37.06%)	(37.06%)
	—	—

Components of the net deferred income tax assets at February 28, 2017 and February 29, 2016 were as follows:

	2017	2016
Net operating loss carryover	$117,300	$88,200
Valuation allowance	(117,300)	(88,200)
	$—	$—

There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit our tax returns from 2014 through the current period. Our policy is to account for income tax related interest and penalties in income tax expense in the statements of operations. There have been no income tax related interest or penalties assessed or recorded.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of evidence, it is more than likely than not that some portion or all of the deferred tax assets will not be recognized. After consideration of all the evidence, both positive and negative, management has determined that a $117,300 allowance at February 28, 2017 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $29,100.

E-WASTE CORP.

Notes to the Consolidated Financial Statements

February 28, 2017 and February 29, 2016

As of February 28, 2017, the Company had a net operating loss carry forward of $311,708.  The loss will be available to offset future taxable income.  If not used, this carry forward will expire as follows:

2032	$2,699
2033	$42,475
2034	$57,299
2035	$57,773
2036	$74,078
2037	$77,384

As of February 28, 2017, we did not have any significant unrecognized uncertain tax positions.  All of the tax returns filed are subject to audit by the Internal Revenue Service.

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

EXHIBIT INDEX

Exhibit No.	SEC Report Reference No.	Description

3.1	3.1	Articles of Incorporation of Registrant filed January 26, 2012 (1)
3.2	3.2	By-Laws of the Registrant (1)
14.1	14.1	Registrant’s Code of Ethics (1)
16.1	16.1	Letter from DKM Certified Public Accountants to the Securities and Exchange Commission, dated July 22, 2015 (2)
16.2	16.1	Letter from Stevenson & Company CPAs LLC to the Securities and Exchange Commission, dated March 7, 2017 (3)
21.1	*	List of Subsidiaries *
31.1	*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	*	XBRL Instance Document *
101.SCH	*	XBRL Taxonomy Extension Schema Document *
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document *

(1)

Filed with the Securities and Exchange Commission on March 21, 2012, as an exhibit, numbered as indicated above, to the Registrant’s registration statement on the Registrant’s Registration Statement on Form S-1 (file no. 333-180251), which exhibit is incorporated herein by reference.

(2)	Filed with the SEC on July 23, 2015, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K, dated July 17, 2015, which exhibit is incorporated herein by reference.

(3)	Filed with the SEC on March 7, 2017, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K, dated March 1, 2017, which exhibit is incorporated herein by reference.

*	Filed herewith.