Form 10-Q
period 2017-05-31
E-WASTE CORP.
filed 2017-07-17
CIK 1543066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  May 31, 2017

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” or “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒    No  ☐

As of July 17, 2017, there were 12,000,000 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

E-WASTE CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2017

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our Form 10-K for the fiscal year ended February 28, 2017, filed with the SEC on June 8, 2017.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

E-WASTE CORP.

Condensed Consolidated Balance Sheets

	May 31,	February 28,
	2017	2017
	(Unaudited)	(Audited)
Assets
Current assets:
Prepaid expenses	$—	$—
Total current assets	—	—
Total assets	$—	$—

Liabilities and Stockholders’ Deficit
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$10,156	$20,253
Stockholder advances	273,856	247,690
Total current liabilities	284,012	267,943
Total liabilities	284,012	267,943

Commitments and contingencies	—	—

Stockholders’ deficit
Common stock, $.0001 par value, 250,000,000 shares authorized, 12,000,000 shares issued and outstanding at May 31, 2017 and February 28, 2017	1,200	1,200
Additional paid-in capital	42,565	42,565
Accumulated deficit	(327,777)	(311,708)
Total stockholders’ deficit	(284,012)	(267,943)
Total liabilities and stockholders’ deficit	$—	$—

See accompanying notes to condensed consolidated financial statements.

E-WASTE CORP.

Condensed Consolidated Statements of Operations

(Unaudited)

	May 31, 2017	May 31, 2016

Operating expenses:
General and administrative	$1,251	$4,115
Professional fees	14,818	18,766
Total operating expenses	16,069	22,881

(Loss) before income taxes	(16,069)	(22,881)

Provision for income taxes	—	—

Net (loss)	$(16,069)	$(22,881)

Per share information - basic and fully diluted
Basic and diluted (loss) per share	$(0.00)	$(0.00)
Basic and diluted weighted average shares outstanding	12,000,000	12,000,000

See accompanying notes to condensed consolidated financial statements.

E-WASTE CORP.

Condensed Consolidated Statements of Cash Flow

For the Three Months Ended May 31, 2017 and 2016

(Unaudited)

	May 31, 2017	May 31, 2016

Cash flow from operating activities:
Net cash (used) in operations	$(26,166)	$—

Cash flows from financing activities:
Advances from stockholders	26,166	—
Net cash provided by financing activities	26,166	—

Changes in cash	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	$—

Supplemental information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

E-WASTE CORP.

Notes to the Condensed Consolidated Financial Statements

May 31, 2017

(Unaudited)

Note 1. Presentation and Nature of Operations

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to E-Waste Corp. and its consolidated subsidiary.  The accompanying unaudited condensed consolidated financial statements of E-Waste Corp. have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended February 28, 2017 filed with the SEC on June 8, 2017 (“Annual Report”).  In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included.  The results of operations for the three-month periods ended May 31, 2017 and 2016 presented are not necessarily indicative of the results to be expected for the full year.  The February 28, 2017 balance sheet has been derived from our audited financial statements included in our Annual Report.

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

Note 2. Significant Accounting Policies

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern.  We have not yet generated any revenue and have incurred losses to date of $327,777.  In addition, our current liabilities exceed our current assets by $284,012.  To date we have funded our operations through advances from a stockholder and the sale of common stock.  We intend on financing our future development activities and our working capital needs largely from the sale of equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  These factors raise substantial doubt about our ability to continue operating as a going concern.  Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund commitments, ongoing losses, and ultimately generate profitable operations.

Basis of Consolidation

The consolidated condensed financial statements include the financial statements of the Company and a wholly owned subsidiary. All inter-company balances and transactions among the companies have been eliminated upon consolidation.

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

May 31, 2017

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

For the three-month periods ended May 31, 2017 and 2016 we did not have any interest and penalties or any significant unrecognized uncertain tax positions.

Earnings per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for the period, and diluted earnings per share is computed by including Common Stock equivalents outstanding for the period in the denominator.  At May 31, 2017 and 2016 we had no potential dilutive common shares and, any equivalents would have been anti-dilutive as we had losses for the periods then ended.

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

During the three-month periods ended May 31, 2017 we received $26,166 in advances from a shareholder of the Company.  We did not receive any advances during the three months ended May 31, 2016.  As of May 31, 2017, the balance of the advances was $273,856.  The advances bear no interest, are unsecured and are due on demand.

E-WASTE CORP.

Notes to the Condensed Consolidated Financial Statements

May 31, 2017

(Unaudited)

Note 4. Stockholders’ Equity

During the three-month periods ended May 31, 2017 and 2016 there were no issuances or cancellations of our common stock.

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

Note 8. Subsequent Events

Management has evaluated all activity and concluded that no subsequent events have occurred as of July 17, 2017 that would require recognition in the financial statements or disclosure in the notes to the financial statements.

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

Going forward, we intend to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.  No specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or any transactions will be consummated.  See Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors,” in our Annual Report for the fiscal year ended February 28, 2017, filed with the SEC on June 8, 2016, for additional information and risks associated with our proposed business plan.

On November 18, 2014, we formed a wholly-owned Delaware subsidiary, solely in connection with a potential business combination for which we determined not to proceed.  This subsidiary had no business or operations, and was dissolved on March 1, 2016.

On November 29, 2016, we formed a new wholly-owned Delaware subsidiary, in connection with our proposed reincorporation in the State of Delaware.  The reincorporation was to be effected in anticipation of a potential business combination we were considering.  Neither the reincorporation nor the business combination has occurred, as we have determined not to proceed with this business combination.

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

Critical Accounting Policies

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern.  We have not yet generated any revenue and have incurred losses to date of $327,777.  In addition, our current liabilities exceed our current assets by $284,012.  To date we have funded our operations through advances from a shareholder and the sale of common stock.  We intend on financing our future development activities and our working capital needs largely from the sale of equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  These factors raise substantial doubt about our ability to continue operating as a going concern.  Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

Recent Accounting Pronouncements

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoptions of any such pronouncements may be expected to cause a material impact on our financial condition or the results of operations.

Results of Operations

Three Month Period Ended May 31, 2017 Compared to Three Month Period Ended May 31, 2016

Revenues and Other Income

During the three month periods ended May 31, 2017 and 2016, we did not realize any revenues from operations.

Expenses

Operating expenses, consisting entirely of general and administrative expenses (including professional fees) totaled $16,069 in the three-month period ended May 31, 2017, compared to $22,881 in the three-month period ended May 31, 2016, which consisted primarily of ordinary operating expenses and professional fees.

Net Losses

As a result of the foregoing, we incurred a net loss of $16,069 or $0.00 per share, for the three months ended May 31, 2017, compared to a net loss of $22,881, or $0.00 per share, for the corresponding period ended May 31, 2016.

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

As of May 31, 2017, we had no cash, we had liabilities of $284,012, and our working capital deficit was $284,012.  We anticipate that our current liquidity is not sufficient to meet the obligations associated with being a company that is fully reporting with the SEC.

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

In the three-month period ended May 31, 2017, a shareholder of ours made loans to us in the amount of $26,166 to pay certain of our expenses.  However, going forward, this shareholder has made no commitments written or oral, with respect to providing a source of liquidity in the form of cash advances, loans and/or financial guarantees.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation we conducted on the effectiveness of our internal control over financial reporting as of May 31, 2017, that occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as previously reported in our Current Reports on Form 8-K, or prior periodic reports, we did not sell any unregistered securities during the three-month period ended May 31, 2017, or subsequent period through the date hereof.

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

E-WASTE CORP.

Dated: July 17, 2017	By:	/s/ Peter E. de Svastich
	Name:	Peter E. de Svastich
	Title:	President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1 / 31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1 / 32.2	Rule 1350 Certification of Chief Executive and Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document