Form 10-Q
period 2017-11-30
E-WASTE CORP.
filed 2018-01-16
CIK 1543066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  November 30, 2017

or

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

Yes  ☒    No  ☐

As of January 16, 2018, there were 12,000,000 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

E-WASTE CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2017

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

E-WASTE CORP.

Condensed Consolidated Balance Sheets

	November 30,	February 28,
	2017	2017
	(Unaudited)	(Audited)
Assets
Current assets:
Prepaid expenses	$—	$—
Total current assets	—	—
Total assets	$—	$—

Liabilities and Stockholders’ Deficit
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$10,025	$20,253
Stockholder advances	309,847	247,690
Total current liabilities	319,872	267,943
Total liabilities	319,872	267,943

Commitments and contingencies	—	—

Stockholders’ deficit
Common stock, $.0001 par value, 250,000,000 shares authorized, 12,000,000 shares issued and outstanding at November 30, 2017 and February 28, 2017	1,200	1,200
Additional paid-in capital	42,565	42,565
Accumulated deficit	(363,637)	(311,708)
Total stockholders’ deficit	(319,872)	(267,943)
Total liabilities and stockholders’ deficit	$—	$—

See accompanying notes to condensed consolidated financial statements.

E-WASTE CORP.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	November 30,		November 30,
	2017	2016	2017	2016

Operating expenses:
General and administrative	$1,465	$5,154	$6,619	$16,956
Professional fees	10,678	11,346	45,310	41,677
Total operating expenses	12,143	16,500	51,929	58,633

(Loss) before income taxes	(12,143)	(16,500)	(51,929)	(58,633)

Provision for income taxes	—	—	—	—

Net (loss)	$(12,143)	$(16,500)	$(51,929)	$(58,633)

Per share information - basic and fully diluted
Basic and diluted (loss) per share	$0.00	$0.00	$0.00	$0.00
Basic and diluted weighted average shares outstanding	12,000,000	12,000,000	12,000,000	12,000,000

See accompanying notes to condensed consolidated financial statements.

E-WASTE CORP.

Condensed Consolidated Statements of Cash Flow

For the Nine Months Ended November 30, 2017 and 2016

(Unaudited)

	2017	2016

Cash flow from operating activities:
Net cash (used) in operations	$(62,157)	$(50,037)

Cash flows from financing activities:
Advances from stockholders	62,157	50,037
Net cash provided by financing activities	62,157	50,037

Changes in cash	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	$—

Supplemental information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

E-WASTE CORP.

Notes to the Condensed Consolidated Financial Statements

November 30, 2017

(Unaudited)

Note 1. Presentation and Nature of Operations

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to E-Waste Corp. and its consolidated subsidiary.  The accompanying unaudited condensed consolidated financial statements of E-Waste Corp. have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended February 28, 2017 filed with the SEC on June 8, 2017 (“Annual Report”).  In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included.  The results of operations for the three and nine month periods ended November 30, 2017 and 2016 presented are not necessarily indicative of the results to be expected for the full year.  The February 28, 2017 balance sheet has been derived from our audited financial statements included in our Annual Report.

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

Note 2. Significant Accounting Policies

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern.  We have not yet generated any revenue and have incurred losses to date of $363,637.  In addition, our current liabilities exceed our current assets by $319,872.  To date we have funded our operations through advances from a stockholder and the sale of common stock.  We intend on financing our future development activities and our working capital needs largely from the sale of equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  These factors raise substantial doubt about our ability to continue operating as a going concern.  Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund commitments, ongoing losses, and ultimately generate profitable operations.

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

November 30, 2017

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

For the three and nine-month periods ended November 30, 2017 and 2016 we did not have any interest and penalties or any significant unrecognized uncertain tax positions.

Earnings per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for the period, and diluted earnings per share is computed by including Common Stock equivalents outstanding for the period in the denominator.  At November 30, 2017 and 2016 we had no potential dilutive common shares and, any equivalents would have been anti-dilutive as we had losses for the periods then ended.

Going Concern

In August 2014, the FASB issued FASB ASU2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern. FASB ASU 2015-15 changes the disclosure requirements of uncertainties about an entity’s ability to continue as a going concern. FASB ASU2014-15 is effective for annual periods ending after December 15, 2016, and for interim periods within annual periods beginning after that date. These changes require an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entities ability to continue as a going concern within one year after the date the financial statements are issued. If management has concluded that substantial doubt exists, then the following disclosures should be made in the financial statements: (i) principal conditions or events that raised the substantial doubt; (ii) management’s evaluation of the significance of those conditions or events in relation to the entities ability to meet those obligations; (iii) management’s plans that alleviated the initial substantial doubt or, if substantial doubt was not alleviated, management’s plans that are intended to at least mitigate the conditions or events that raise the substantial doubt, and (iv) if management’s plans did not alleviate the substantial doubt, an explicit statement that there is a substantial doubt. These changes are reflected in the disclosure included in Note 8.

Recent Pronouncements

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoptions of any such pronouncements may be expected to cause a material impact on our financial condition or the results of operations.

E-WASTE CORP.

Notes to the Condensed Consolidated Financial Statements

November 30, 2017

(Unaudited)

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

During the three and nine-month periods ended November 30, 2017 we received $17,263 and $62,157, respectively, in advances from a shareholder of the Company.  During the three and nine-month periods ended November 30, 2016 we received $12,962 and $50,037, respectively, in advances from a shareholder of the Company.  As of November 30, 2017, the balance of the advances was $309,847.  The advances bear no interest, are unsecured and are due on demand.

Note 4. Stockholders’ Equity

During the three and nine-month periods ended November 30, 2017 and 2016 there were no issuances or cancellations of our common stock.

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

Note 8. Liquidity

We have a history of operating losses and negative cash flow.  These conditions raise substantial doubt over the Company’s ability to meet all of its obligations over the twelve months following the filing of this Form 10-Q.  Management has evaluated these conditions, and concluded that current plans will alleviate this concern.  We currently have no debt other than advances from a shareholder and have no reason to believe that the shareholder will cease advancing the Company operating capital.  However, there is no guarantee that they will do so.

Note 9. Subsequent Events

Management has evaluated all activity and concluded that no subsequent events have occurred as of January 16, 2018 that would require recognition in the financial statements or disclosure in the notes to the financial statements.

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

We have a history of operating losses and negative cash flow.  These conditions raise substantial doubt about our ability to meet all of our obligations over the twelve months following the filing of this Form 10-Q.  Management has evaluated these conditions, and concluded that current plans will alleviate this concern.  We currently have no debt other than advances from a shareholder and have no reason to believe that the shareholder will cease advancing the Company operating capital.  However, there is no guarantee that it will do so.

Critical Accounting Policies

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern.  We have not yet generated any revenue and have incurred losses to date of $363,637.  In addition, our current liabilities exceed our current assets by $319,872.  To date we have funded our operations through advances from a shareholder and the sale of common stock.  We intend on financing our future development activities and our working capital needs largely from the sale of equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  These factors raise substantial doubt about our ability to continue operating as a going concern.  Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

Recent Accounting Pronouncements

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoptions of any such pronouncements may be expected to cause a material impact on our financial condition or the results of operations.

Results of Operations

Three-Month Period Ended November 30, 2017 Compared to Three-Month Period Ended November 30, 2016

Revenues and Other Income

During the three-month periods ended November 30, 2017 and 2016, we did not realize any revenues from operations.

Expenses

Operating expenses, consisting entirely of general and administrative expenses (including professional fees) totaled $12,143 in the three-month period ended November 30, 2017, compared to $16,500 in the three-month period ended November 30, 2016, which consisted primarily of ordinary operating expenses and professional fees.

Net Losses

As a result of the foregoing, we incurred a net loss of $12,143 or $0.00 per share, for the three months ended November 30, 2017, compared to a net loss of $16,500, or $0.00 per share, for the corresponding period ended November 30, 2016.

Nine-Month Period Ended November 30, 2017 Compared to Nine-Month Period Ended November 30, 2016

Revenues and Other Income

During the nine-month periods ended November 30, 2017 and 2016, we did not realize any revenues from operations.

Expenses

Operating expenses, consisting entirely of general and administrative expenses (including professional fees) totaled $51,929 in the nine-month period ended November 30, 2017, compared to $58,633 in the nine-month period ended November 30, 2016, which consisted primarily of ordinary operating expenses and professional fees.

Net Losses

As a result of the foregoing, we incurred a net loss of $51,929 or $0.00 per share, for the nine months ended November 30, 2017, compared to a net loss of $58,633, or $0.00 per share, for the corresponding period ended November 30, 2016.

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

As of November 30, 2017, we had no cash, we had liabilities of $319,872, and our working capital deficit was $319,872.  We anticipate that our current liquidity is not sufficient to meet the obligations associated with being a company that is fully reporting with the SEC.

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

In the three-month period ended November 30, 2017, a shareholder of ours made loans to us in the amount of $17,263 to pay certain of our expenses.  However, going forward, this shareholder has made no commitments written or oral, with respect to providing a source of liquidity in the form of cash advances, loans and/or financial guarantees.

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

We have a history of operating losses and negative cash flow.  These conditions raise substantial doubt about our ability to meet all of our obligations over the twelve months following the filing of this Form 10-Q.  Management has evaluated these conditions, and concluded that current plans will alleviate this concern.  We currently have no debt other than advances from a shareholder and have no reason to believe that the shareholder will cease advancing the Company operating capital.  However, there is no guarantee that it will do so.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation we conducted on the effectiveness of our internal control over financial reporting as of November 30, 2017, that occurred during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as previously reported in our Current Reports on Form 8-K, or prior periodic reports, we did not sell any unregistered securities during the three-month period ended November 30, 2017, or subsequent period through the date hereof.

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

E-WASTE CORP.

Dated: January 16, 2018	By:	/s/ Peter E. de Svastich
	Name:	Peter E. de Svastich
	Title:	President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1 / 31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1 / 32.2	Rule 1350 Certification of Chief Executive and Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document