Form 10-K
period 2018-02-28
E-WASTE CORP.
filed 2018-06-13
CIK 1543066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  February 28, 2018

Or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number:  333-180251

E-WASTE CORP.

(Exact name of registrant as specified in its charter)

Florida	45-4390042
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o GEM Group 390 Park Avenue, 7th Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)

(212) 582-3400

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

Yes [X]   No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company or an emerging growth company. See the definitions of the “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [_]	Accelerated Filer [_]
Non-Accelerated Filer [_]	Smaller reporting company [X]
(Do not check if a smaller reporting company)	Emerging Growth Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

[_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]   No [_]

As of August 31, 2017, there were 12,000,000 shares of the registrant’s common stock, par value $0.0001 per share (“Common Stock”), issued and outstanding.  Of these, 6,000,000 shares were held by non-affiliates of the registrant.  The market value of securities held by non-affiliates on August 31, 2017 was $72,000, based on the price of $0.012 per share for the registrant’s Common Stock which was the price at which shares of the registrant’s Common Stock were sold in a public offering that closed on June 14, 2012.

As of June 6, 2018, there were 12,000,000 shares of the registrant’s Common Stock issued and outstanding.

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

All references in this Annual Report to the “Company,” “E-Waste,” “we,” “us,” or “our,” are to E-Waste Corp., and its consolidated subsidiary.

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

Target companies potentially interested in a business combination with us may include the following:

•	a company for which a primary purpose of becoming public is the use of its securities for the acquisition of other assets or businesses;

•	a company that is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

•	a company that desires to become public with less dilution of its Common Stock than would occur upon a traditional underwritten public offering;

•	a company that believes that it will be able to obtain investment capital on more favorable terms after it has become public;

•	a foreign company that may wish an initial entry into the United States securities markets;

•	a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified employee stock option plan; or

•	a company seeking one or more of the other mentioned perceived benefits of becoming a public company.

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

Since inception, we have had no revenue.  At February 28, 2018, we had an accumulated deficit of $379,194.  These factors raise substantial doubt about our ability to continue as a going concern.  We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination.  This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity.  We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.  If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

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

Our Certificate of Incorporation authorizes the issuance of 250,000,000 shares of capital stock, consisting of 250,000,000 shares of Common Stock.  The future issuance of Common Stock may result in substantial dilution in the percentage of our Common Stock held by our then existing shareholders.  We may value any Common Stock issued in the future on an arbitrary basis.  The issuance of Common Stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors and might have an adverse effect on any trading market for our Common Stock.

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

As our office space needs are limited at the current time, we are currently operating out of our sole officer’s office located at 390 Park Avenue, 7th Floor, New York, NY 10022.  This space usage is donated free of charge by GGYF, the holder of 50% of our outstanding Common Stock.

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

We have no plans to adopt a stock option plan, but may choose to do so in the future.  If such a plan is adopted, this may be administered by the Board or a committee appointed by the Board.  The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. We may develop an incentive-based stock option plan for our officer and director and may reserve up to 10% of our outstanding shares of Common Stock for that purpose.

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

Going forward, we intend to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.  No specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified, or any transactions will be consummated.  See Part I, Item 1, “Business—Our Business Plan,” and Part I, Item 1A, “Risk Factors,” for additional information and risks associated with our proposed business plan.

On November 18, 2014, we formed a wholly-owned Delaware subsidiary, solely in connection with a potential business combination for which we determined not to proceed.  This subsidiary had no business or operations and was dissolved on March 1, 2016.

On November 29, 2016, we formed a new wholly-owned Delaware subsidiary, in connection with our proposed reincorporation in the State of Delaware.  The reincorporation was to be effected in anticipation of a potential business combination we were considering.  Neither the reincorporation nor the business combination has occurred.

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

Results of Operations

Year Ended February 28, 2018 Compared to Year Ended February 28, 2017

There is no historical financial information about us upon which to base an evaluation of our performance. We have incurred expenses of $379,194 on our operations from inception through February 28, 2018, and our only other activity consisted of the issuance of 9,000,000 shares of our Common Stock to our former sole director and officer for cash in the amount of $9,000, and the sale of 3,000,000 shares of our Common Stock pursuant to a registered offering for aggregate proceeds of $36,000.

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

Since inception, the majority of our time has been spent refining our business plan and preparing for a primary financial offering.

Our results of operations for the years ended February 28, 2018 and February 28, 2017 are summarized below:

	For the year ended February 28, 2018	For the year ended February 28, 2017
Revenue	$—	$—
Operating expenses	$67,486	$77,384
Net loss	$(67,486)	$(77,384)

During the year ended February 28, 2018 we incurred expenses of $67,486 as compared to $77,384 for the year ended February 28, 2017. Of these costs, we incurred professional fees of $56,332 in the year ended February 28, 2018 and $54,751 in the year ended February 28, 2017. The balance of expenses were general and administrative costs.

Liquidity and Capital Resources

As of the date of this report, we had yet to generate any revenues from our business operations.

In the fiscal years ended February 28, 2018 and February 28, 2017, a shareholder made loans to us in the amount of $74,300 and $61,787, respectively, to pay certain of our expenses. However, going forward, this shareholder has made no commitments written or oral, with respect to providing a source of liquidity in the form of cash advances, loans and/or financial guarantees.

As of February 28, 2018, we had no cash on hand, we had liabilities of $335,429, and our working capital deficit was $335,429. We anticipate that our current cash on hand is not sufficient to meet our obligations associated with being a company that is fully reporting with the SEC.

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

The consolidated financial statements have been prepared in conformity GAAP, which contemplates our continuation as a going concern.  The Company has not as yet generated any revenue and has incurred losses to date of $379,194.  In addition, the Company’s current liabilities exceed its current assets by $379,194.  To date the Company has funded its operations through advances from a stockholder and the sale of Common Stock.  The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  These factors raise substantial doubt about the Company’s ability to continue operating as a going concern.  The Company’s ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund its commitments and ongoing losses, and ultimately generate profitable operations.

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

As previously reported in a Current Report on Form 8-K filed with the SEC on March 7, 2017 (the “Form 8-K”), effective as of March 1, 2017, Stevenson & Company CPAs LLC resigned as the independent registered public accounting firm engaged to audit our financial statements.  Our board of directors accepted Stevenson & Company CPAs LLC’s resignation as of that date.  Stevenson & Company CPAs LLC had served as our independent auditors since July 22, 2015.

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

We provided Stevenson & Company CPAs LLC with a copy of the disclosures made in the Form 8-K and requested a letter addressed to the SEC indicating whether it agreed with such disclosures.  A copy of Stevenson & Company CPAs LLC’s letter, dated March 7, 2017, was filed as Exhibit 16.1 to the Form 8-K.

Effective as of March 2, 2017, we engaged BF Borgers CPA PC as our independent registered public accounting firm for the fiscal year ending February 28, 2017.

During the years ended February 29, 2016 and February 28, 2015, and through March 7, 2017, neither we nor anyone on our behalf had previously consulted with BF Borgers CPA PC regarding either (a) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided nor oral advice was provided to us that BF Borgers CPA PC concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (b) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph 304(a)(1)(v)) of Regulation S-K).

As previously reported in an amendment to the form 8-K, filed with the SEC on January 3, 2018, on December 21, 2017, we were notified by the SEC that the Public Company Accounting Oversight Board (“PCAOB”) revoked the registration of our prior auditor, Stevenson & Company CPAs LLC.  As a result, we were not permitted to include audit reports or consents of Stevenson & Company CPAs LLC in our future filings with the SEC.  If we were required to include any financial statements audited by Stevenson & Company CPAs LLC in our future filings with the SEC we would need to have our current independent auditors, BF Borgers CPA PC, re-audit such financial statements.

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

We carried out an evaluation, under the supervision and with the participation of our senior management, consisting of Peter de Svastich, our President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2018.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, Peter de Svastich, our President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer) concluded that our disclosure controls and procedures were not effective.

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

As of February 28, 2018, our management, consisting of Peter de Svastich, our President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer), assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments.  Based on that evaluation, we believe that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and a lack of independent directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Peter de Svastich, our President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer) in connection with the review of our consolidated financial statements as of February 28, 2018.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of February 28, 2018, that occurred during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(1)

Mr. de Svastich was appointed to his offices/positions on April 26, 2013 and is expected to hold his offices/positions until we engage in a business combination with a private entity whose business presents an opportunity for our shareholders.

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

Summary Compensation Table

Name						Non-Equity	Nonqualified
and				Stock	Option	Incentive Plan	Deferred	All Other
principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)
Peter de Svastich President, Secretary, Treasurer (1)	2018	0	0	0	0	0	0	0	0
	2017	0	0	0	0	0	0	0	0

(1)	As of April 26, 2013, Mr. de Svastich was appointed as our sole officer and director.

We have not paid any salaries to our sole director and officer as of the date of this report. We do not anticipate beginning to pay salaries until we have adequate funds to do so.  There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officer and director other than as described herein.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of February 28, 2018.

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

Our sole director has not adopted a stock option plan.  We have no plans to adopt a stock option plan, but may choose to do so in the future.  If such a plan is adopted, this may be administered by the Board or a committee appointed by the Board (the “Committee”).  The Committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted.  We may develop an incentive-based stock option plan for our officer and director and may reserve up to 10% of our outstanding shares of Common Stock for that purpose.

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

The table below summarizes all compensation awarded to, earned by, or paid to our sole director for all services rendered in all capacities to us through February 28, 2018.

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

(1)

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of June 6, 2018, through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table

(2)	Based on 12,000,000 issued and outstanding shares of Common Stock as of May 29, 2018.

(3)	Peter de Svastich and Christopher F. Brown are the co-managers of GEM Global Yield Fund LLC SCS and have shared voting and investment power over the share owned thereby.

(4)	John Maute resigned as our sole officer and director on April 26, 2013.

(5)	Peter de Svastich was appointed as our sole officer and director on April 26, 2013.

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

Audit Fees

Stevenson & Company CPAs LLC served as our independent registered public accounting firm from July 22, 2015 through March 1, 2017.  On March 2, 2017, we engaged BF Borgers CPA PC as our independent registered public accounting firm.  During the year ended February 28, 2017, Stevenson & Company CPAs LLC and BF Borgers CPA PC billed us $4,500 and $6,000 in audit fees, respectively.  During the year ended February 28, 2018, BF Borgers CPA PC billed us $11,000 in audit fees. The aggregate fees billed to us by our principal accountants for professional services rendered during the years ended February 28, 2018 and February 28, 2017 are set forth in the table below:

Fee Category	Year ended February 28, 2018	Year ended February 28, 2017

Audit fees (1)	$11,000	$13,500
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—
Total fees	$11,000	$13,500

(1)

Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)

Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

Audit Committee’s Pre-Approval Practice

Prior to our engagement of our independent auditor, such engagement was approved by our Board.  The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our Board at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our Board may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended February 28, 2018, were approved by our Board.

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

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description

3.1	3.1	Articles of Incorporation of Registrant filed January 26, 2012 (1)
3.2	3.2	By-Laws of the Registrant (1)
14.1	14.1	Registrant’s Code of Ethics (1)
16.1	16.1	Letter from Stevenson & Company CPAs LLC to the Securities and Exchange Commission, dated March 7, 2017 (2)
21.1	*	List of Subsidiaries *
31.1	*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	*	XBRL Instance Document *
101.SCH	*	XBRL Taxonomy Extension Schema Document *
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document *

(1)

Filed with the Securities and Exchange Commission on March 21, 2012, as an exhibit, numbered as indicated above, to the Registrant’s registration statement on the Registrant’s Registration Statement on Form S-1 (file no. 333-180251), which exhibit is incorporated herein by reference.

(2)	Filed with the SEC on March 7, 2017, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K, dated March 1, 2015, which exhibit is incorporated herein by reference.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E-WASTE CORP.

Dated: June 13, 2018	By:	/s/ Peter de Svastich
		Name:	Peter de Svastich
		Title:	President, Treasurer and Secretary
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter de Svastich	President, Treasurer, Secretary and sole Director	June 13, 2018
Peter de Svastich	(Principal Executive Officer and Principal Financial Officer)

E-WASTE CORP.

Consolidated Financial Statements

February 28, 2018

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F–1

Consolidated Balance Sheets	F–2

Consolidated Statements of Operations	F–3

Consolidated Statements of Stockholders’ Deficit	F–4

Consolidated Statements of Cash Flows	F–5

Notes to the Consolidated Financial Statements	F–6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of E-Waste Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of E-Waste Corp. (the “Company”) as of February 28, 2018 and 2017, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2017

Lakewood, CO

June 1, 2018

E-WASTE CORP.

Consolidated Balance Sheets

February 28, 2018 and 2017

	2018	2017

Assets
Current assets:
Total assets	$—	$—

Liabilities and Stockholders’ Deficit
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$13,439	$20,253
Stockholder advances	—	247,690
Total current liabilities	13,439	267,943
Stockholder advances	321,990	—
Total liabilities	335,429	267,943

Commitments and contingencies

Stockholders’ deficit
Common stock, $.0001 par value, 250,000,000 shares authorized, 12,000,000 shares issued and outstanding at February 28, 2018 and 2017	1,200	1,200
Additional paid-in capital	42,565	42,565
Accumulated deficit	(379,194)	(311,708)
Total stockholders’ deficit	(335,429)	(267,943)
Total liabilities and stockholders’ deficit	$—	$—

See accompanying notes to consolidated financial statements.

E-WASTE CORP.

Consolidated Statements of Operations

For the Years Ended February 28, 2018 and 2017

	2017	2016

Operating expenses:
General and administrative	$11,154	$22,633
Professional fees	56,332	54,751
Total operating expenses	67,486	77,384

(Loss) before income taxes	(67,486)	(77,384)

Provision for income taxes	—	—

Net (loss)	$(67,486)	$(77,384)

Per share information - basic and fully diluted
Basic and diluted (loss) per share	$(0.01)	$(0.01)
Basic and diluted weighted average shares outstanding	12,000,000	12,000,000

See accompanying notes to consolidated financial statements.

E-WASTE CORP.

Consolidated Statements Stockholders’ Deficit

For the Years Ended February 28, 2018 and 2017

			Additional
	Common Stock		Paid -in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, March 1, 2016	12,000,000	$1,200	$42,565	$(234,324)	$(190,559)

Net (loss) for the year				(77,384)	(77,384)
Balance, February 28, 2017	12,000,000	1,200	42,565	(311,708)	(267,943)

Net (loss) for the year				(67,486)	(67,486)
Balance, February 28, 2018	12,000,000	$1,200	$42,565	$(379,194)	$(335,429)

See accompanying notes to consolidated financial statements.

E-WASTE CORP.

Consolidated Statements of Cash Flows

For the Years Ended February 28, 2018 and 2017

	2018	2017

Cash flow from operating activities:
Net loss for the period	$(67,486)	$(77,384)
Changes in operating assets and liabilities
Prepaid expenses	—	10,000
Accounts payable and accrued expenses	(6,814)	5,597
Net cash (used) in operations	(74,300)	(61,787)

Cash flows from financing activities:
Advances from stockholders	74,300	61,787
Net cash provided by financing activities	74,300	61,787

Changes in cash	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	$—

Supplemental information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to consolidated financial statements.

E-WASTE CORP.

Notes to the Consolidated Financial Statements

February 28, 2018 and 2017

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

Note 2. Significant Accounting Policies

Going Concern

In August 2014, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern. FASB ASU 2015-15 changes the disclosure requirements of uncertainties about an entity’s ability to continue as a going concern. FASB ASU2014-15 is effective for annual periods ending after December 15, 2016, and for interim periods within annual periods beginning after that date. These changes required an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entities ability to continue as a going concern within one year after the date the financial statements are issued. If management has concluded that substantial doubt exists, then the following disclosures should be made in the financial statements: (i) principal conditions or events that raised the substantial doubt; (ii) management’s evaluation of the significance of those conditions or events in relation to the entities ability to meet those obligations; (iii) management’s plans that alleviated the initial substantial doubt or, if substantial doubt was not alleviated, management’s plans that are intended to at least mitigate the conditions or events that raise the substantial doubt, and (iv) if management’s plans did not alleviate the substantial doubt, an explicit statement that there is a substantial doubt. These changes are reflected in the disclosure included in Note 7.

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

E-WASTE CORP.

Notes to the Consolidated Financial Statements

February 28, 2018 and 2017

Advertising

Advertising costs, when incurred, will be expensed as incurred. There have been no advertising costs incurred for the years ended February 28, 2018 and 2017.

Research and Development Expenses

Expenditures for research and development, when incurred, will be expensed as incurred.  There have been no research and development costs incurred for the years ended February 28, 2018 and 2017.

Income Taxes

A provision for income taxes is determined in accordance with the provisions of FASB Accounting Standards Codification (“ASC”) Topic 740, Accounting for Income Taxes (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

For the years ended February 28, 2018 and 2017, the Company did not have any interest and penalties or any significant unrecognized uncertain tax positions.

Earnings per Share

The Company calculates net loss per share in accordance with ASC Topic 260, Earnings per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for the period, and diluted earnings per share is computed by including Common Stock equivalents outstanding for the period in the denominator.  At February 28, 2018 and 2017 the Company had no potential dilutive common shares and, any equivalents would have been anti-dilutive as the Company had losses for the periods then ended.

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

February 28, 2018 and 2017

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

During the year ended February 28, 2018 and 2017 we received $74,300 and $61,787, respectively, from shareholder of the Company.  As of February 28, 2018, the balance of the advances was $321,990.  The advances bear no interest, are unsecured.  The shareholder has agreed not to demand payment until at least 12 months from June 13, 2018.

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

There are no warrants or options outstanding to acquire any additional shares of Common Stock of the Company.

Note 5. Income Taxes

Income tax provision (benefit) for the years ended February 28, 2018 and 2017 is summarized below:

	2018	2017
Current:
Federal	$—	$—
State	—	—
Total current	—	—
Deferred:
Federal	(25,300)	(26,300)
State	(2,700)	(2,800)
Total deferred	(28,000)	(29,100)
Increase in valuation allowance	28,000	29,100
Total provision	$—	$—

E-WASTE CORP.

Notes to the Consolidated Financial Statements

February 28, 2018 and 2017

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate before provision for income taxes.  The sources and tax effect of the differences are as follows:

	2018	2017
Income tax provision at the federal statutory rate	34.00%	34.00%
State income taxes, net of federal benefit	3.60%	3.60%
Effect of net operating loss	(37.06%)	(37.06%)
	—	—

Components of the net deferred income tax assets at February 28, 2018 and 2017 were as follows:

	2018	2017
Net operating loss carryover	$145,300	$117,300
Valuation allowance	(145,300)	(117,300)
	$—	$—

There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit our tax returns from 2014 through the current period. Our policy is to account for income tax related interest and penalties in income tax expense in the statements of operations. There have been no income tax related interest or penalties assessed or recorded.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of evidence, it is more than likely than not that some portion or all of the deferred tax assets will not be recognized. After consideration of all the evidence, both positive and negative, management has determined that a $145,300 allowance at February 28, 2018 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $28,000.

As of February 28, 2018, the Company had a net operating loss carry forward of $379,194.  The loss will be available to offset future taxable income.  If not used, this carry forward will expire as follows:

2032	$2,699
2033	$42,475
2034	$57,299
2035	$57,773
2036	$74,078
2037	$77,384
2038	$67,486

As of February 28, 2018, we did not have any significant unrecognized uncertain tax positions.  All of the tax returns filed are subject to audit by the Internal Revenue Service.

Note 6. Commitments and Contingency

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

E-WASTE CORP.

Notes to the Consolidated Financial Statements

February 28, 2018 and 2017

Note 7. Liquidity

We have a history of operating losses and negative cash flow. We currently have no operations and we intend to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.

These conditions raise substantial doubt over the Company’s ability to meet all of its obligations over the twelve months following the filing of this Form 10-K. Management has evaluated these conditions and concluded that current plans will alleviate this concern.  As of February 28, 2018, the only liabilities were accounts payable, accrued expenses and advances from a shareholder.  The shareholder has agreed to continue to fund operating expenses and not to demand repayment of prior advances at least until June 13, 2019.

Note 8. Business Segments

There are no reportable business segments.

Note 9. Subsequent Events

Management has evaluated all activity and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

EXHIBIT INDEX

Exhibit No.	SEC Report Reference No.	Description

3.1	3.1	Articles of Incorporation of Registrant filed January 26, 2012 (1)
3.2	3.2	By-Laws of the Registrant (1)
14.1	14.1	Registrant’s Code of Ethics (1)
16.1	16.1	Letter from Stevenson & Company CPAs LLC to the Securities and Exchange Commission, dated March 7, 2017 (2)
21.1	*	List of Subsidiaries *
31.1	*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	*	XBRL Instance Document *
101.SCH	*	XBRL Taxonomy Extension Schema Document *
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document *

(1)

Filed with the Securities and Exchange Commission on March 21, 2012, as an exhibit, numbered as indicated above, to the Registrant’s registration statement on the Registrant’s Registration Statement on Form S-1 (file no. 333-180251), which exhibit is incorporated herein by reference.

(2)	Filed with the SEC on March 7, 2017, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K, dated March 1, 2015, which exhibit is incorporated herein by reference.

*	Filed herewith.