Form 10-Q
period 2018-05-31
E-WASTE CORP.
filed 2018-07-23
CIK 1543066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  May 31, 2018

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

(212) 582-3400
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

Yes  ☒    No  ☐

As of July 16, 2018, there were 12,000,000 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

E-WASTE CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2018

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in our Form 10-K for the fiscal year ended February 28, 2018, filed with the SEC on June 13, 2018.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

E-WASTE CORP.

Condensed Consolidated Balance Sheets

	May 31, 2018	February 28, 2018
	(Unaudited)	(Audited)
Assets
Current assets:	$—	$—
Total assets	$—	$—

Liabilities and Stockholders’ Deficit
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$2,134	$13,439
Total current liabilities	2,134	13,439
Shareholder advance	339,704	321,990
Total liabilities	341,838	335,429

Commitments and contingencies

Stockholders’ deficit
Common stock, $.0001 par value, 250,000,000 shares authorized, 12,000,000 shares issued and outstanding at May 31, 2018 and February 28, 2018	1,200	1,200
Additional paid-in capital	42,565	42,565
Accumulated deficit	(385,603)	(379,194)
Total stockholders’ deficit	(341,838)	(335,429)
Total liabilities and stockholders’ deficit	$—	$—

See accompanying notes to condensed consolidated financial statements.

E-WASTE CORP.

Condensed Consolidated Statements of Operations

For the Three Months Ended May 31, 2018 and 2017

(Unaudited)

	May 31, 2018	May 31, 2017

Operating expenses
General and administrative	$1,026	$1,251
Professional fees	5,384	14,818
Total operating expenses	6,410	16,069

(Loss) before income taxes	6,410	16,069

Provision for income taxes	—	—

Net (loss)	$6,410	$16,069

Per share information — basic and fully diluted
Basic and diluted (loss) per share	$0.00	$0.00
Basic and diluted weighted average shares outstanding	12,000,000	12,000,000

See accompanying notes to condensed consolidated financial statements.

E-WASTE CORP.

Condensed Consolidated Statements of Cash Flow

For the Three Months Ended May 31, 2018 and 2017

(Unaudited)

	May 31, 2018	May 31, 2017

Cash flow from operating activities:
Net cash (used) in operations	$(17,714)	$(26,166)

Cash flows from financing activities:
Advances from stockholders	17,714	26,166
Net cash provided by financing activities	17,714	26,166

Changes in cash	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	$—

Supplemental information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

E-WASTE CORP.

Notes to the Condensed Consolidated Financial Statements

May 31, 2018

(Unaudited)

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

E-WASTE CORP.

Notes to the Condensed Consolidated Financial Statements

May 31, 2018

(Unaudited)

Advertising

Advertising costs, when incurred, will be expensed as incurred. There have been no advertising costs incurred for the three months ended May 31, 2018 and 2017.

Research and Development Expenses

Expenditures for research and development, when incurred, will be expensed as incurred.  There have been no research and development costs incurred for the three months ended May 31, 2018 and 2017.

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

For the three months ended May 31, 2018 and 2017, the Company did not have any interest and penalties or any significant unrecognized uncertain tax positions.

Earnings per Share

The Company calculates net loss per share in accordance with ASC Topic 260, Earnings per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for the period, and diluted earnings per share is computed by including Common Stock equivalents outstanding for the period in the denominator.  At May 31, 2018 and February 28, 2018, the Company had no potential dilutive common shares and, any equivalents would have been anti-dilutive as the Company had losses for the periods then ended.

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

E-WASTE CORP.

Notes to the Condensed Consolidated Financial Statements

May 31, 2018

(Unaudited)

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

During the three months ended May 31, 2018 and 2017 we received $17,714 and $26,166, respectively, from shareholder of the Company.  As of May 31, 2018, the balance of the advances was $339,704.  The advances bear no interest, are unsecured.  The shareholder has agreed not to demand payment until at least 12 months from July 31, 2018.

Note 4. Stockholders’ Deficit

The Company’s Certificate of Incorporation authorizes the issuance of 250,000,000 shares of capital stock, consisting of 250,000,000 shares of Common Stock.  As of May 31, 2018, 12,000,000 shares of the Company’s Common Stock were issued and outstanding.

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

E-WASTE CORP.

Notes to the Condensed Consolidated Financial Statements

May 31, 2018

(Unaudited)

Note 7. Liquidity

We have a history of operating losses and negative cash flow. We currently have no operations and we intend to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.

These conditions raise substantial doubt over the Company’s ability to meet all of its obligations over the twelve months following the filing of this Form 10-K. Management has evaluated these conditions and concluded that current plans will alleviate this concern.  As of May 31, 2018, the only liabilities were accounts payable, accrued expenses and advances from a shareholder.  The shareholder has agreed to continue to fund operating expenses and not to demand repayment of prior advances at least until July 31, 2019.

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

General Overview

We were organized in the State of Florida on January 26, 2012, to develop an e-waste recycling business.  We were not successful in our efforts and discontinued that line of business.  Since that time, we have been a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Going forward, we intend to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.  No specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or that any transactions will be consummated.  See Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors,” in our Annual Report for the fiscal year ended February 28, 2018, filed with the SEC on June 13, 2018, for additional information and risks associated with our proposed business plan.

On November 18, 2014, we formed a wholly-owned Delaware subsidiary, solely in connection with a potential business combination for which we determined not to proceed.  This subsidiary had no business or operations and was dissolved on March 1, 2016.

On November 29, 2016, we formed a new wholly-owned Delaware subsidiary, in connection with our proposed reincorporation in the State of Delaware.  The reincorporation was to be effected in anticipation of a potential business combination we were considering.  The reincorporation has not occurred, as we have determined not to proceed with this business combination.

During the next 12 months, we anticipate incurring costs related to filing of Exchange Act reports, and possible costs relating to consummating an acquisition or combination.

We have a history of operating losses and negative cash flow. These conditions raise substantial doubt about our ability to meet all of our obligations over the twelve months following the filing of this Form 10-Q. Management has evaluated these conditions and concluded that current plans will alleviate this concern.  We currently have no debt other than advances from a shareholder of ours.  That shareholder has agreed to continue to make advances to us, as needed, to pay for our professional fees and other expenses for fifteen (15) months from the date of this report, and not to demand repayment of any of the outstanding advances for fifteen (15) months from the date of this report.

Critical Accounting Policies

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern.  We have not yet generated any revenue and have incurred losses to date of $385,603.  In addition, our current liabilities exceed our current assets by $341,838.  To date we have funded our operations through advances from a shareholder and the sale of common stock.  We intend on financing our future development activities and our working capital needs largely from the sale of equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  These factors raise substantial doubt about our ability to continue operating as a going concern.  Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

Recent Accounting Pronouncements

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoptions of any such pronouncements may be expected to cause a material impact on our financial condition or the results of operations.

Results of Operations

Three-Month Period Ended May 31, 2018 Compared to Three-Month Period Ended May 31, 2017

Revenues and Other Income

During the three-month periods ended May 31, 2018 and 2017, we did not realize any revenues from operations.

Expenses

Operating expenses, consisting entirely of general and administrative expenses (including professional fees) totaled $6,410 in the three-month period ended May 31, 2018, compared to $16,069 in the three-month period ended May 31, 2017, which consisted primarily of ordinary operating expenses and professional fees.

Net Losses

As a result of the foregoing, we incurred a net loss of $6,410, or $0.00 per share, for the three months ended May 31, 2018, compared to a net loss of $16,069, or $0.00 per share, for the corresponding period ended May 31, 2017.

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

As of May 31, 2018, we had no cash, we had liabilities of $341,838, and our working capital deficit was $341,838.  We anticipate that our current liquidity is not sufficient to meet the obligations associated with being a company that is fully reporting with the SEC.

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

In the three-month period ended May 31, 2018, a shareholder of ours made loans to us in the amount of $339,704 to pay certain of our expenses.  That shareholder has agreed to continue to make advances to us, as needed, to pay for our professional fees and other expenses for fifteen (15) months from the date of this report, and not to demand repayment of any of the outstanding advances for fifteen (15) months from the date of this report.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation we conducted on the effectiveness of our internal control over financial reporting as of May 31, 2018, that occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as previously reported in our Current Reports on Form 8-K, or prior periodic reports, we did not sell any unregistered securities during the three-month period ended May 31, 2018, or subsequent period through the date hereof.

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

E-WASTE CORP.

Dated: July 23, 2018	By:	/s/ Peter E. de Svastich
	Name:	Peter E. de Svastich
	Title:	President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1 / 31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1 / 32.2	Rule 1350 Certification of Chief Executive and Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document