Form 10-Q
period 2018-08-31
E-WASTE CORP.
filed 2018-10-15
CIK 1543066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  August 31, 2018

or

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

Yes  ☒    No  ☐

As of October 15, 2018, there were 12,000,000 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

E-WASTE CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2018

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

E-WASTE CORP.

Condensed Consolidated Balance Sheets

	August 31, 2018	February 28, 2018
	(Unaudited)	(Audited)
Assets
Current assets:	$—	$—
Total assets	$—	$—

Liabilities and Stockholders’ Deficit
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$2,574	$13,439
Total current liabilities	2,574	13,439
Shareholder advance	345,601	321,990
Total liabilities	348,175	335,429

Commitments and contingencies

Stockholders’ deficit
Common stock, $.0001 par value, 250,000,000 shares authorized, 12,000,000 shares issued and outstanding at August 31, 2018 and February 28, 2018	1,200	1,200
Additional paid-in capital	42,565	42,565
Accumulated deficit	(391,940)	(379,194)
Total stockholders’ deficit	(348,175)	(335,429)
Total liabilities and stockholders’ deficit	$—	$—

See accompanying notes to condensed consolidated financial statements.

E-WASTE CORP.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	August 31,		August 31,
	2018	2017	2018	2017

Operating expenses:
General and administrative	$3,837	$3,903	$4,863	$5,154
Professional fees	2,499	19,814	7,883	34,632
Total operating expenses	6,336	23,717	12,746	39,786

(Loss) before income taxes	(6,336)	(23,717)	(12,746)	(39,786)

Provision for income taxes	—	—	—	—

Net (loss)	$(6,336)	$(23,717)	$(12,746)	$(39,786)

Per share information - basic and fully diluted
Basic and diluted (loss) per share	$0.00	$0.00	$0.00	$0.00
Basic and diluted weighted average shares outstanding	12,000,000	12,000,000	12,000,000	12,000,000

See accompanying notes to condensed consolidated financial statements.

E-WASTE CORP.

Condensed Consolidated Statements of Cash Flow

For the Six Months Ended August 31, 2018 and 2017

(Unaudited)

	2018	2017

Cash flow from operating activities:
Net cash (used) in operations	$(23,611)	$(44,894)

Cash flows from financing activities:
Advances from stockholders	23,611	44,894
Net cash provided by financing activities	23,611	44,894

Changes in cash	—	0
Cash and cash equivalents, beginning of period	—	0
Cash and cash equivalents, end of period	$—	$0

Supplemental information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

E-WASTE CORP.

Notes to the Condensed Consolidated Financial Statements

August 31, 2018 and 2017

Note 1. Presentation and Nature of Business

E-Waste Corp., a Florida corporation (the “Company”) was formed on January 26, 2012, to develop an e-waste recycling business.  The Company was not successful in its efforts and has discontinued this line of business.

Going forward, the Company intends to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.  The Company’s objectives discussed below are extremely general and are not intended to restrict discretion of the Company’s Board of Directors to search for and enter into potential business opportunities or to reject any such opportunities.

In November 2014, the Company formed a wholly-owned subsidiary, which was subsequently dissolved in March 2016.  In November 2016, the Company formed a new wholly-owned Delaware subsidiary, in connection with a proposed reincorporation in the State of Delaware.  The reincorporation was to be effected in connection with a potential business combination the Company was considering.  Neither the reincorporation nor the business combination has occurred as the Company has determined not to proceed with this transaction.

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

Revenue and Cost Recognition

The Company currently has no source of revenue.  Therefore, the Company has not yet adopted any policy regarding the recognition of revenue or cost.

E-WASTE CORP.

Notes to the Condensed Consolidated Financial Statements

August 31, 2018 and 2017

Advertising

Advertising costs, when incurred, will be expensed as incurred.  There have been no advertising costs incurred for the three and six-month periods ended August 31, 2018 and 2017.

Research and Development Expenses

Expenditures for research and development, when incurred, will be expensed as incurred.  There have been no research and development costs incurred for the three and six months ended August 31, 2018 and 2017.

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

For the three and six-month periods ended August 31, 2018 and 2017, the Company did not have any interest and penalties or any significant unrecognized uncertain tax positions.

Earnings per Share

The Company calculates net loss per share in accordance with ASC Topic 260, Earnings per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for the period, and diluted earnings per share is computed by including Common Stock equivalents outstanding for the period in the denominator.  At August 31, 2018 and February 28, 2018, the Company had no potential dilutive common shares and, any equivalents would have been anti-dilutive as the Company had losses for the periods then ended.

Recent pronouncements

From time to time, new accounting pronouncements are issued that the Company adopts as of the specified effective date.  The Company believes that the impact of recently issued standards that are not yet effective may have an impact on the Company’s results of operations and financial position.

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

August 31, 2018 and 2017

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

The Company currently has no leases in effect.  At such time as the Company enters into any leases we will comply with the guidance in the pronouncement.

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

During the three- and six-month periods ended August 31, 2018, the Company received $5,897 and $23,611, respectively, from a shareholder of the Company.  During the three- and six-month periods ended August 31, 2017 the Company received $18,728 and $44,894, respectively, from shareholder of the Company.  As of August 31, 2018, the balance of the advances was $345,601.  The advances bear no interest, are unsecured.  The shareholder has agreed not to demand payment until at least 12 months from October 31, 2018.

Note 4. Stockholders’ Deficit

The Company’s Certificate of Incorporation authorizes the issuance of 250,000,000 shares of capital stock, consisting of 250,000,000 shares of Common Stock.  As of August 31, 2018, 12,000,000 shares of the Company’s Common Stock were issued and outstanding.

In January 2012, the Company issued 9,000,000 shares of its $0.0001 par value Common Stock to its then Chief Executive Officer and sole director, for cash in the amount of $9,000 (per share price of $0.001).

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

Note 6. Commitments and Contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

E-WASTE CORP.

Notes to the Condensed Consolidated Financial Statements

August 31, 2018 and 2017

Note 7. Liquidity

The Company has a history of operating losses and negative cash flow.  The Company currently has no operations and intends to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for the Company’s shareholders.

These conditions raise substantial doubt about the Company’s ability to meet all of its obligations over the twelve months following the filing of this Form 10-Q.  Management has evaluated these conditions and concluded that current plans will alleviate this concern.  As of August 31, 2018, the only liabilities were accounts payable, accrued expenses and advances from a shareholder.  The shareholder has agreed to continue to fund operating expenses and not to demand repayment of prior advances at least until October 31, 2019.

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

All references in this Form 10-Q to the “Company,” “we,” “us,” or “our,” are to E-Waste Corp. and its consolidated subsidiary.

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

We have a history of operating losses and negative cash flow. These conditions raise substantial doubt about our ability to meet all of our obligations over the twelve months following the filing of this Form 10-Q. Management has evaluated these conditions and concluded that current plans will alleviate this concern.  We currently have no debt other than advances from a shareholder of ours.  That shareholder has agreed to continue to make advances to us, as needed, to pay for our professional fees and other expenses for fifteen (15) months from the end of our second fiscal quarter, and not to demand repayment of any of the outstanding advances for fifteen (15) months from the end of our second fiscal quarter.

Critical Accounting Policies

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern.  We have not yet generated any revenue and have incurred losses to date of $391,940.  In addition, our current liabilities exceed our current assets by $348,175.  To date we have funded our operations through advances from a shareholder and the sale of common stock.  We intend on financing our future development activities and our working capital needs largely from the sale of equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  These factors raise substantial doubt about our ability to continue operating as a going concern.  Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

Recent Accounting Pronouncements

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoptions of any such pronouncements may be expected to cause a material impact on our financial condition or the results of operations.

Results of Operations

Three-Month Period Ended August 31, 2018 Compared to Three-Month Period Ended August 31, 2017

Revenues and Other Income

During the three-month periods ended August 31, 2018 and 2017, we did not realize any revenues from operations.

Expenses

Operating expenses, consisting entirely of general and administrative expenses (including professional fees) totaled $6,336 in the three-month period ended August 31, 2018, compared to $23,717 in the three-month period ended August 31, 2017, which consisted primarily of ordinary operating expenses and professional fees.

Net Losses

As a result of the foregoing, we incurred a net loss of $6,336, or $0.00 per share, for the three months ended August 31, 2018, compared to a net loss of $23,717, or $0.00 per share, for the corresponding period ended August 31, 2017.

Six-Month Period Ended August 31, 2018 Compared to Six-Month Period Ended August 31, 2017

Revenues and Other Income

During the six-month periods ended August 31, 2018 and 2017, we did not realize any revenues from operations.

Expenses

Operating expenses, consisting entirely of general and administrative expenses (including professional fees) totaled $12,746 in the six-month period ended August 31, 2018, compared to $39,786 in the six-month period ended August 31, 2017, which consisted primarily of ordinary operating expenses and professional fees.

Net Losses

As a result of the foregoing, we incurred a net loss of $12,746, or $0.00 per share, for the six months ended August 31, 2018, compared to a net loss of $39,786, or $0.00 per share, for the corresponding period ended August 31, 2017.

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

As of August 31, 2018, we had no cash, we had liabilities of $348,175, and our working capital deficit was $348,175.  We anticipate that our current liquidity is not sufficient to meet the obligations associated with being a company that is fully reporting with the SEC.

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

In the three-month period ended August 31, 2018, a shareholder of ours made loans to us in the amount of $5,897 to pay certain of our expenses.  That shareholder has agreed to continue to make advances to us, as needed, to pay for our professional fees and other expenses for fifteen (15) months from the end of our second fiscal quarter, and not to demand repayment of any of the outstanding advances for fifteen (15) months from the end of our second fiscal quarter.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation we conducted on the effectiveness of our internal control over financial reporting as of August 31, 2018, that occurred during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as previously reported in our Current Reports on Form 8-K, or prior periodic reports, we did not sell any unregistered securities during the three-month period ended August 31, 2018, or subsequent period through the date hereof.

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

E-WASTE CORP.

Dated: October 15, 2018	By:	/s/ Peter E. de Svastich
	Name:	Peter E. de Svastich
	Title:	President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1 / 31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1 / 32.2	Rule 1350 Certification of Chief Executive and Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document