Form 10-K
period 2019-02-28
E-WASTE CORP.
filed 2019-06-13
CIK 1543066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  February 28, 2019

Or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number:  333-180251

E-WASTE CORP.

(Exact name of registrant as specified in its charter)

Florida	45-4390042
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o GEM Group 390 Park Avenue, 7th Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)

(212) 582-3400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

        None

(Title of class)

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

Yes [X]   No [_]

(Note:  The registrant is a voluntary filer of reports under Section 13 or 15(d) of the Securities Exchange Act of 1934; the registrant has filed during the preceding 12 months all reports it would have been required to file by Section 13 or 15(d) of the Securities Exchange Act of 1934 if the registrant had been subject to one of such Sections.)

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [X]   No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of the “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [_]	Accelerated Filer [_]
Non-Accelerated Filer [X]	Smaller reporting company [X]
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

Yes [X]   No [_]

As of August 31, 2018, there were 12,000,000 shares of the registrant’s common stock, par value $0.0001 per share (“Common Stock”), issued and outstanding. Of these, 6,000,000 shares were held by non-affiliates of the registrant. No market value has been computed based upon the fact that no active trading market has been established.

As of June 13, 2019, there were 12,000,000 shares of the registrant’s common stock issued and outstanding.

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

Since inception, we have had no revenue.  At February 28, 2019, we had an accumulated deficit of $413,868.  These factors raise substantial doubt about our ability to continue as a going concern.  We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination.  This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity.  We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.  If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

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

Holders

As of the date of this Annual Report there were 6 holders of record of our Common Stock, based on information provided by our transfer agent.

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

We have no plans to adopt a stock option plan, but we may choose to do so in the future.  If such a plan is adopted, this may be administered by the Board or a committee appointed by the Board.  The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. We may develop an incentive-based stock option plan for our officer and director and may reserve up to 10% of our outstanding shares of Common Stock for that purpose.

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

During the next 12 months we anticipate incurring costs related to filing of Exchange Act reports, and possible costs relating to consummating an acquisition or combination. We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors. We currently have no debt other than advances from a shareholder of ours.  That shareholder has agreed to continue to make advances to us, as needed, to pay for our professional fees and other expenses for fifteen (15) months from the end of our fiscal year, and not to demand repayment of any of the outstanding advances for fifteen (15) months from the end of our fiscal year. We estimate that, assuming we do not complete a business combination, the level of working capital needed for these general and administrative costs for the next twelve months will be approximately $75,000. However, this estimate is subject to change, depending on the number of transactions in which we ultimately become involved.

We intend to contract out certain technical and administrative functions on an as-needed basis in order to conduct our operating activities.  Our management team will select and hire these contractors and manage and evaluate their work performance.

Results of Operations

Year Ended February 28, 2019 Compared to Year Ended February 28, 2018

There is no historical financial information about us upon which to base an evaluation of our performance. We have incurred expenses of $413,868 on our operations from inception through February 28, 2019, and our only other activity consisted of the issuance of 9,000,000 shares of our Common Stock to our former sole director and officer for cash in the amount of $9,000, and the sale of 3,000,000 shares of our Common Stock pursuant to a registered offering for aggregate proceeds of $36,000.

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

Since inception, the majority of our time has been spent refining our business plan and preparing for a primary financial offering.

Our results of operations for the years ended February 28, 2019 and February 28, 2018 are summarized below:

	For the year ended February 28, 2019	For the year ended February 28, 2018
Revenue	$—	$—
Operating expenses	$36,674	$67,486
Net loss	$(36,674)	$(67,486)

During the year ended February 28, 2019 we incurred expenses of $36,674, as compared to $67,486 for the year ended February 28, 2018. Of these costs, we incurred professional fees of $23,743 in the year ended February 28, 2019 and $56,332 in the year ended February 28, 2018. The balance of expenses were general and administrative costs.

Liquidity and Capital Resources

As of the date of this report, we had yet to generate any revenues from our business operations.

In the fiscal years ended February 28, 2019 and February 28, 2018, a shareholder made loans to us in the amount of $41,645 and $74,300, respectively, to pay certain of our expenses. That shareholder has agreed to continue to make advances to us, as needed, to pay for our professional fees and other expenses for fifteen (15) months from the end of our fiscal year, and not to demand repayment of any of the outstanding advances for fifteen (15) months from the end of our fiscal year.

As of February 28, 2019, we had no cash on hand, we had liabilities of $371,642, and our working capital deficit was $370,083. We anticipate that our current cash on hand is not sufficient to meet our obligations associated with being a company that is fully reporting with the SEC.

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

The consolidated financial statements have been prepared in conformity GAAP, which contemplates our continuation as a going concern.  The Company has not as yet generated any revenue and has incurred losses to date of $$413,868.  In addition, the Company’s current liabilities exceed its current assets by $370,083.  To date the Company has funded its operations through advances from a stockholder and the sale of Common Stock.  The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  These factors raise substantial doubt about the Company’s ability to continue operating as a going concern.  The Company’s ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund its commitments and ongoing losses, and ultimately generate profitable operations.

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

We carried out an evaluation, under the supervision and with the participation of our senior management, consisting of Peter de Svastich, our President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2019.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, Peter de Svastich, our President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer) concluded that our disclosure controls and procedures were not effective.

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

As of February 28, 2019, our management, consisting of Peter de Svastich, our President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer), assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments.  Based on that evaluation, we believe that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and a lack of independent directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Peter de Svastich, our President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer) in connection with the review of our consolidated financial statements as of February 28, 2019.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of February 28, 2019, that occurred during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

Our officers are elected by the Board to a term of one (1) year and serve until their successor is duly elected and qualified, or until they are removed from office.  The Board has no nominating, auditing or compensation committees.

The name, address, age and position of our sole officer and director is set forth below:

NAME AND ADDRESS	AGE	POSITION(S)
Peter de Svastich (1) c/o GEM Advisors, Inc. 590 Madison Avenue, 36th Floor New York, NY 10022	74	President, Secretary, and Treasurer, Principal Executive Officer, Principal Financial Officer and sole member of the Board of Directors

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

Summary Compensation Table

Name						Non-Equity	Nonqualified
and				Stock	Option	Incentive Plan	Deferred	All Other
principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)
Peter de Svastich President, Secretary, Treasurer (1)	2019	0	0	0	0	0	0	0	0
	2018	0	0	0	0	0	0	0	0

(1)	As of April 26, 2013, Mr. de Svastich was appointed as our sole officer and director.

We have not paid any salaries to our sole director and officer as of the date of this report. We do not anticipate beginning to pay salaries until we have adequate funds to do so.  There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officer and director other than as described herein.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of February 28, 2019.

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

The table below summarizes all compensation awarded to, earned by, or paid to our sole director for all services rendered in all capacities to us through February 28, 2019.

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

(1)

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of June 13, 2019, through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table

(2)	Based on 12,000,000 issued and outstanding shares of Common Stock as of June 13, 2019.

(3)	Peter de Svastich and Christopher F. Brown are the co-managers of GEM Global Yield Fund LLC SCS and have shared voting and investment power over the share owned thereby.

(4)	John Maute resigned as our sole officer and director on April 26, 2013.

(5)	Peter de Svastich was appointed as our sole officer and director on April 26, 2013.

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

Audit Fees

On March 2, 2017, we engaged BF Borgers CPA PC as our independent registered public accounting firm. The aggregate fees billed to us by our principal accountants for professional services rendered during the years ended February 28, 2019 and February 29, 2018 are set forth in the table below:

Fee Category	Year ended February 28, 2019	Year ended February 28, 2018

Audit fees (1)	$11,000	$11,000
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—
Total fees	$11,000	$11,000

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

E-WASTE CORP.

Dated: June 13, 2019	By:	/s/ Peter de Svastich
		Name:	Peter de Svastich
		Title:	President, Treasurer and Secretary
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter de Svastich	President, Treasurer, Secretary and sole Director	June 13, 2019
Peter de Svastich	(Principal Executive Officer and Principal Financial Officer)

E-WASTE CORP.

Consolidated Financial Statements

February 28, 2019

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of E-Waste Corp. as of February 28, 2019 and 2018, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2017

Lakewood, CO

June 13, 2019

E-WASTE CORP.

Consolidated Balance Sheets

February 28, 2019 and 2018

	2019	2018

Assets
Current assets:
Prepaid expenses	$1,539	$—
Total current assets	1,539	—
Total assets	$1,539	$—

Liabilities and Stockholders’ Deficit
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$8,007	$13,439
Total current liabilities	8,007	13,439
Stockholder advances	363,635	321,990
Total liabilities	371,642	335,429

Commitments and contingencies

Stockholders’ deficit
Common stock, $.0001 par value, 250,000,000 shares authorized, 12,000,000 shares issued and outstanding at February 28, 2019 and 2018	1,200	1,200
Additional paid-in capital	42,565	42,565
Accumulated deficit	(413,868)	(379,194)
Total stockholders’ deficit	(370,103)	(335,429)
Total liabilities and stockholders’ deficit	$1,539	$—

See accompanying notes to consolidated financial statements.

E-WASTE CORP.

Consolidated Statements of Operations

For the Years Ended February 28, 2019 and 2018

	2019	2018

Operating expenses:
General and administrative	$10,931	$11,154
Professional fees	23,743	56,332
Total operating expenses	34,674	67,486

(Loss) before income taxes	(34,674)	(67,486)

Provision for income taxes	—	—

Net (loss)	$(34,674)	$(67,486)

Per share information - basic and fully diluted
Basic and diluted (loss) per share	$(0.00)	$(0.01)
Basic and diluted weighted average shares outstanding	12,000,000	12,000,000

See accompanying notes to consolidated financial statements.

E-WASTE CORP.

Consolidated Statements Stockholders’ Deficit

For the Years Ended February 28, 2019 and 2018

			Additional
	Common Stock		Paid -in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, March 1, 2017	12,000,000	$1,200	$42,565	$(311,708)	$(267,943)

Net (loss) for the year				(67,486)	(67,486)
Balance, February 28, 2018	12,000,000	1,200	42,565	(379,194)	(335,429)

Net (loss) for the year				(34,674)	(34,674)
Balance, February 28, 2019	12,000,000	$1,200	$42,565	$(413,868)	$(370,103)

See accompanying notes to consolidated financial statements.

E-WASTE CORP.

Consolidated Statements of Cash Flows

For the Years Ended February 28, 2019 and 2018

	2019	2018

Cash flow from operating activities:
Net loss for the period	$(34,674)	$(67,486)
Changes in operating assets and liabilities
Prepaid expenses	(1,539)	—
Accounts payable and accrued expenses	(5,432)	(6,814)
Net cash (used) in operations	(41,645)	(74,300)

Cash flows from financing activities:
Advances from stockholders	41,645	74,300
Net cash provided by financing activities	41,645	74,300

Changes in cash	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	$—

Supplemental information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to consolidated financial statements.

E-WASTE CORP.

Notes to the Consolidated Financial Statements

February 28, 2019 and 2018

Note 1. Presentation and Nature of Business

E-Waste Corp., a Florida corporation was formed on January 26, 2012, to develop an e-waste recycling business. The Company was not successful in its efforts and has discontinued this line of business.

Going forward, the Company intends to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our stockholders.  Our objectives discussed below are extremely general and are not intended to restrict discretion of our Board of Directors to search for and enter into potential business opportunities or to reject any such opportunities.

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

Note 2. Significant Accounting Policies

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

E-WASTE CORP.

Notes to the Consolidated Financial Statements

February 28, 2019 and 2018

Advertising

Advertising costs, when incurred, will be expensed as incurred. There have been no advertising costs incurred for the years ended February 28, 2019 and 2018.

Research and Development Expenses

Expenditures for research and development, when incurred, will be expensed as incurred.  There have been no research and development costs incurred for the years ended February 28, 2019 and 2018.

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

For the years ended February 28, 2019 and 2018, the Company did not have any interest and penalties or any significant unrecognized uncertain tax positions.

Earnings per Share

The Company calculates net loss per share in accordance with ASC Topic 260, Earnings per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for the period, and diluted earnings per share is computed by including Common Stock equivalents outstanding for the period in the denominator.  At February 28, 2019 and 2018 the Company had no potential dilutive common shares and, any equivalents would have been anti-dilutive as the Company had losses for the periods then ended.

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

February 28, 2019 and 2018

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

During the year ended February 28, 2019 and 2018 we received $41,645 and $74,300, respectively, from a stockholder of the Company.  As of February 28, 2019, the balance of the advances was $363,635.  The advances bear no interest and are unsecured. The stockholder has agreed not to demand payment until at least 15 months from the end of our fiscal year.

Note 4. Stockholders’ Deficit

The Company’s Certificate of Incorporation authorizes the issuance of 250,000,000 shares of capital stock, consisting of 250,000,000 shares of Common Stock.  As of February 28, 2019, 12,000,000 shares of the Company’s Common Stock were issued and outstanding.

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

There are no warrants or options outstanding to acquire any additional shares of Common Stock of the Company.

Note 5. Income Taxes

Income tax provision (benefit) for the years ended February 28, 2019 and 2018 is summarized below:

	2019	2018
Current:
Federal	$—	$—
State	—	—
Total current	—	—
Deferred:
Federal	(7,300)	(25,300)
State	(1,200)	(2,700)
Total deferred	(8,500)	(28,000)
Increase in valuation allowance	8,500	28,000
Total provision	$—	$—

E-WASTE CORP.

Notes to the Consolidated Financial Statements

February 28, 2019 and 2018

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate before provision for income taxes.  The sources and tax effect of the differences are as follows:

	2019	2018
Income tax provision at the federal statutory rate	21.00%	34.00%
State income taxes, net of federal benefit	3.60%	3.60%
Effect of net operating loss	(24.60%)	(37.60%)
	—	—

Components of the net deferred income tax assets at February 28, 2019 and 2018 were as follows:

	2019	2018
Net operating loss carryover	$153,800	$145,300
Valuation allowance	(153,800)	(145,300)
	$—	$—

There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit our tax returns from 2015 through the current period. Our policy is to account for income tax related interest and penalties in income tax expense in the statements of operations. There have been no income tax related interest or penalties assessed or recorded.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of evidence, it is more than likely than not that some portion or all of the deferred tax assets will not be recognized. After consideration of all the evidence, both positive and negative, management has determined that a $153,800 allowance at February 28, 2019 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $8,500.

As of February 28, 2019, the Company had a net operating loss carry forward of $413,868.  The loss will be available to offset future taxable income.  If not used, this carry forward will expire as follows:

2032	$2,699
2033	$42,475
2034	$57,299
2035	$57,773
2036	$74,078
2037	$77,384
2038	$67,486
2039	$34,674

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

E-WASTE CORP.

Notes to the Consolidated Financial Statements

February 28, 2019 and 2018

Note 7. Liquidity

We have a history of operating losses and negative cash flow. We currently have no operations and we intend to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our stockholders.

These conditions raise substantial doubt over the Company’s ability to meet all of its obligations over the twelve months following the filing of this Form 10-K. Management has evaluated these conditions and concluded that current plans will alleviate this concern. As of February 28, 2019, the only liabilities were accounts payable, accrued expenses and advances from a stockholder. The stockholder has agreed to continue to fund operating expenses and not to demand repayment of prior advances at least until 15 months from the end of our fiscal year.

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