Form 10-Q
period 2019-05-31
E-WASTE CORP.
filed 2019-07-17
CIK 1543066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  May 31, 2019

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller Reporting Company ☒
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒    No  ☐

As of July 17, 2019, there were 12,000,000 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

E-WASTE CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2019

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in our Form 10-K for the fiscal year ended February 28, 2019, filed with the SEC on June 13, 2019.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

E-Waste Corp.

Condensed Consolidated Balance Sheets

	May 31, 2019	February 28, 2019
	Unaudited	Audited
Assets
Current assets:
Prepaid expenses	$513	$1,539
Total current assets	513	1,539
Total assets	$513	$1,539

Liabilities and Stockholders’ Deficit
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$16,733	$8,007
Total current liabilities	16,733	8,007
Stockholder advances	375,635	363,635
Total liabilities	392,368	371,642

Commitments and contingencies

Stockholders’ deficit
Common stock, $.0001 par value, 250,000,000 shares authorized, 12,000,000 shares issued and outstanding at May 31, 2019 and February 28, 2019	1,200	1,200
Additional paid-in capital	42,565	42,565
Accumulated deficit	(435,620)	(413,868)
Total stockholders’ deficit	(391,855)	(370,103)
Total liabilities and stockholders’ deficit	$513	$1,539

See accompanying notes to condensed consolidated financial statements.

E-Waste Corp.

Condensed Consolidated Statements of Operations

For the Three Months Ended May 31, 2019 and 2018

(Unaudited)

	2019	2018

Operating expenses
General and administrative	$17,632	$1,026
Professional fees	4,120	5,384
Total operating expenses	21,752	6,410

(Loss) before income taxes	21,752	6,410

Provision for income taxes	—	—

Net (loss)	$21,752	$6,410

Per share information - basic and fully diluted
Basic and diluted (loss) per share	$0.00	$0.00
Basic and diluted weighted average shares outstanding	12,000,000	12,000,000

See accompanying notes to condensed consolidated financial statements.

E-Waste Corp.

Condensed Consolidated Statements of Cash Flow

For the Three Months Ended May 31, 2019 and 2018

(Unaudited)

	2019	2018

Cash flow from operating activities:
Net cash (used) in operations	$(12,000)	$(17,714)

Cash flows from financing activities:
Advances from stockholders	12,000	17,714
Net cash provided by financing activities	12,000	17,714

Changes in cash	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	$—

Supplemental information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

E-Waste Corp.

Notes to the Condensed Consolidated Financial Statements

May 31, 2019 and 2018

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

In November 2014, we formed a wholly owned subsidiary, which was subsequently dissolved in March 2016.  In November 2016, we formed a new wholly owned Delaware subsidiary, in connection with our proposed reincorporation in the State of Delaware.  The reincorporation was to be effected in connection with a potential business combination we were considering.  Neither the reincorporation nor the business combination has occurred as we have determined not to proceed with this transaction.

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

Basis of Consolidation

The condensed consolidated financial statements include the financial statements of the Company and a wholly owned, and inactive, subsidiary. All inter-company balances and transactions among the companies have been eliminated upon consolidation.

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

E-Waste Corp.

Notes to the Condensed Consolidated Financial Statements

May 31, 2019 and 2018

Advertising

Advertising costs, when incurred, will be expensed as incurred. There have been no advertising costs incurred for the three months ended May 31, 2019 and 2018.

Research and Development Expenses

Expenditures for research and development, when incurred, will be expensed as incurred.  There have been no research and development costs incurred for the three months ended May 31, 2019 and 2018.

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

For three months ended May 31, 2019 and 2018, the Company did not have any interest and penalties or any significant unrecognized uncertain tax positions.

Earnings per Share

The Company calculates net loss per share in accordance with ASC Topic 260, Earnings per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for the period, and diluted earnings per share is computed by including Common Stock equivalents outstanding for the period in the denominator.  At May 31, 2019 and February 28, 2019, the Company had no potential dilutive common shares and, any equivalents would have been anti-dilutive as the Company had losses for the periods then ended.

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

May 31, 2019 and 2018

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

During the three months ended May 31, 2019 and 2018 we received $12,000 and $17,714, respectively, from a stockholder of the Company.  As of May 31, 2019, the balance of the advances was $375,733.  The advances bear no interest and are unsecured. The stockholder has agreed not to demand payment until at least 15 months from the end of our fiscal year.

Note 4. Stockholders’ Deficit

The Company’s Certificate of Incorporation authorizes the issuance of 250,000,000 shares of capital stock, consisting of 250,000,000 shares of Common Stock.  As of May 31, 2019, 12,000,000 shares of the Company’s Common Stock were issued and outstanding.

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

May 31, 2019 and 2018

Note 7. Liquidity

We have a history of operating losses and negative cash flow. We currently have no operations and we intend to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our stockholders.

These conditions raise substantial doubt over the Company’s ability to meet all of its obligations over the twelve months following the filing of this Form 10-Q. Management has evaluated these conditions and concluded that current plans will alleviate this concern. As of May 31, 2019, the only liabilities were accounts payable, accrued expenses and advances from a stockholder. The stockholder has agreed to continue to fund operating expenses and not to demand repayment of prior advances at least until 15 months from the end of our fiscal year.

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

Going forward, we intend to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.  No specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or that any transactions will be consummated.  See Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors,” in our Annual Report for the fiscal year ended February 28, 2019, filed with the SEC on June 13, 2019, for additional information and risks associated with our proposed business plan.

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

We have a history of operating losses and negative cash flow. These conditions raise substantial doubt about our ability to meet all of our obligations over the twelve months following the filing of this Form 10-Q. Management has evaluated these conditions and concluded that current plans will alleviate this concern. We currently have no debt other than advances from a shareholder of ours. That shareholder has agreed to continue to make advances to us, as needed, to pay for our professional fees and other expenses for fifteen (15) months from the end of our first fiscal quarter, and not to demand repayment of any of the outstanding advances for fifteen (15) months from the end of our first fiscal quarter.

Critical Accounting Policies

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern. We have not yet generated any revenue and have incurred losses to date of $435,620. In addition, our current liabilities exceed our current assets by $16,220. To date we have funded our operations through advances from a shareholder and the sale of common stock.  We intend on financing our future development activities and our working capital needs largely from the sale of equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  These factors raise substantial doubt about our ability to continue operating as a going concern.  Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

Recent Accounting Pronouncements

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoptions of any such pronouncements may be expected to cause a material impact on our financial condition or the results of operations.

Results of Operations

Three-Month Period Ended May 31, 2019 Compared to Three-Month Period Ended May 31, 2018

Revenues and Other Income

During the three-month periods ended May 31, 2019 and 2018, we did not realize any revenues from operations.

Expenses

Operating expenses, consisting entirely of general and administrative expenses (including professional fees) totaled $21,752 in the three-month period ended May 31, 2019, compared to $6,410 in the three-month period ended May 31, 2018, which consisted primarily of ordinary operating expenses and professional fees.

Net Losses

As a result of the foregoing, we incurred a net loss of $21,752, or $0.00 per share, for the three months ended May 31, 2019, compared to a net loss of $6,410, or $0.00 per share, for the corresponding period ended May 31, 2018.

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

As of May 31, 2019, we had no cash, we had liabilities of $392,368, and our working capital deficit was $16,220. We anticipate that our current liquidity is not sufficient to meet the obligations associated with being a company that is fully reporting with the SEC.

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

In the three-month period ended May 31, 2019, a shareholder of ours made loans to us in the amount of $12,000 to pay certain of our expenses. As of May 31, 2019, the total amount of loans this shareholder made to us to pay certain of our expenses was $375,635. That shareholder has agreed to continue to make advances to us, as needed, to pay for our professional fees and other expenses for fifteen (15) months from the end of our first fiscal quarter, and not to demand repayment of any of the outstanding advances for fifteen (15) months from the end of our first fiscal quarter.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation we conducted on the effectiveness of our internal control over financial reporting as of May 31, 2019, that occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as previously reported in our Current Reports on Form 8-K, or prior periodic reports, we did not sell any unregistered securities during the three-month period ended May 31, 2019, or subsequent period through the date hereof.

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

The following exhibits are included as part of this report:

Exhibit No.	Description

31.1 / 31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial and Accounting Officer

32.1 / 32.2	Rule 1350 Certification of Chief Executive and Financial and Accounitng Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

E-WASTE CORP.

Dated: July 17, 2019	By:	/s/ Peter E. de Svastich
	Name:	Peter E. de Svastich
	Title:	President, Treasurer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1 / 31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial and Accounting Officer

32.1 / 32.2	Rule 1350 Certification of Chief Executive and Financial and Accounting Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document