Form 10-Q
period 2019-08-31
E-WASTE CORP.
filed 2019-10-15
CIK 1543066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  August 31, 2019

or

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

Yes  ☒    No  ☐

As of October 15, 2019, there were 12,000,000 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

E-WASTE CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2019

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

E-Waste Corp.

Condensed Consolidated Balance Sheets

	August 31, 2019	February 28, 2019
	Unaudited	Audited
Assets
Current assets:
Prepaid expenses	$—	$1,539
Total current assets	—	1,539
Total assets	$—	$1,539

Liabilities and Stockholders’ Deficit
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$6,131	$8,007
Total current liabilities	6,131	8,007
Stockholder advances	392,368	363,635
Total liabilities	398,499	371,642

Commitments and contingencies

Stockholders’ deficit
Common stock, $.0001 par value, 250,000,000 shares authorized, 12,000,000 shares issued and outstanding at August 31, 2019 and February 28, 2019	1,200	1,200
Additional paid-in capital	42,565	42,565
Accumulated deficit	(442,264)	(413,868)
Total stockholders’ deficit	(398,499)	(370,103)
Total liabilities and stockholders’ deficit	$—	$1,539

See accompanying notes to condensed consolidated financial statements.

E-Waste Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	August 31,		August 31,
	2019	2018	2019	2018
Operating expenses
General and administrative	$1,984	$3,837	$19,616	$4,863
Professional fees	4,660	2,499	8,780	7,883
Total operating expenses	6,644	6,336	28,396	12,746

(Loss) before income taxes	(6,644)	(6,336)	(28,396)	(12,746)

Provision for income taxes

Net (loss)	$(6,644)	$(6,336)	$(28,396)	$(12,746)

Per share information - basic and fully diluted
Basic and diluted (loss) per share	$0.00	$0.00	$0.00	$0.00
Basic and diluted weighted average shares outstanding	12,000,000	12,000,000	12,000,000	12,000,000

See accompanying notes to condensed consolidated financial statements.

E-Waste Corp.

Condensed Consolidated Statements of Cash Flow

For the Six Months Ended August 31, 2019 and 2018

(Unaudited)

	2019	2018

Cash flow from operating activities:
Net cash (used) in operations	$(28,733)	$(23,611)

Cash flows from financing activities:
Advances from stockholders	28,733	23,611
Net cash provided by financing activities	28,733	23,611

Changes in cash	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	$—

Supplemental information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

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

Advertising

Advertising costs, when incurred, will be expensed as incurred. There have been no advertising costs incurred for the three and six months ended August 31, 2019 and 2018.

Research and Development Expenses

Expenditures for research and development, when incurred, will be expensed as incurred.  There have been no research and development costs incurred for the three and six months ended August 31, 2019 and 2018.

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

For three and six months ended August 31, 2019 and 2018, the Company did not have any interest and penalties or any significant unrecognized uncertain tax positions.

Earnings per Share

The Company calculates net loss per share in accordance with ASC Topic 260, Earnings per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for the period, and diluted earnings per share is computed by including Common Stock equivalents outstanding for the period in the denominator.  At August 31, 2019 and February 28, 2019 the Company had no potential dilutive common shares and, any equivalents would have been anti-dilutive as the Company had losses for the periods then ended.

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

During the three and six months ended August 31, 2019 we received $16,733 and $28,733, respectively, from a stockholder of the Company.  During the three and six months ended August 31, 2018 we received $5,897 and $23,611, respectively, from a stockholder of the Company. As of August 31, 2019, the balance of the advances was $392,368.  The advances bear no interest and are unsecured. The stockholder has agreed not to demand payment until at least 15 months from the end of our fiscal year.

Note 4. Stockholders’ Deficit

The Company’s Certificate of Incorporation authorizes the issuance of 250,000,000 shares of capital stock, consisting of 250,000,000 shares of Common Stock.  As of August 31, 2019, 12,000,000 shares of the Company’s Common Stock were issued and outstanding.

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

These conditions raise substantial doubt over the Company’s ability to meet all of its obligations over the twelve months following the filing of this Form 10-Q. Management has evaluated these conditions and concluded that current plans will alleviate this concern. As of August 31, 2019, the only liabilities were accounts payable and advances from a stockholder. The stockholder has agreed to continue to fund operating expenses and not to demand repayment of prior advances at least until 15 months from the end of our fiscal year.

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

Critical Accounting Policies

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern. We have not yet generated any revenue and have incurred losses to date of $442,499. In addition, our current liabilities exceed our current assets by $6,131 and our liabilities exceed our assets by $392,499. To date we have funded our operations through advances from a shareholder and the sale of common stock.  We intend on financing our future development activities and our working capital needs largely from the sale of equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  These factors raise substantial doubt about our ability to continue operating as a going concern.  Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

Recent Accounting Pronouncements

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoptions of any such pronouncements may be expected to cause a material impact on our financial condition or the results of operations.

Results of Operations

Three-Month Period Ended August 31, 2019 Compared to Three-Month Period Ended August 31, 2018

Revenues and Other Income

During the three-month periods ended August 31, 2019 and 2018, we did not realize any revenues from operations.

Expenses

Operating expenses, consisting entirely of general and administrative expenses (including professional fees) totaled $6,644 in the three-month period ended August 31, 2019, compared to $6,336 in the three-month period ended August 31, 2018, which consisted primarily of ordinary operating expenses and professional fees.

Net Losses

As a result of the foregoing, we incurred a net loss of $6,644, or $0.00 per share, for the three months ended August 31, 2019, compared to a net loss of $6,336, or $0.00 per share, for the corresponding period ended August 31, 2018.

Six-Month Period Ended August 31, 2019 Compared to Six-Month Period Ended August 31, 2018

Revenues and Other Income

During the six-month periods ended August 31, 2019 and 2018, we did not realize any revenues from operations.

Expenses

Operating expenses, consisting entirely of general and administrative expenses (including professional fees) totaled $28,396 in the six-month period ended August 31, 2019, compared to $12,746 in the six-month period ended August 31, 2018, which consisted primarily of ordinary operating expenses and professional fees.

Net Losses

As a result of the foregoing, we incurred a net loss of $28,396, or $0.00 per share, for the six months ended August 31, 2019, compared to a net loss of $12,746, or $0.00 per share, for the corresponding period ended August 31, 2018.

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

As of August 31, 2019, we had no cash, we had liabilities of $398,499, and our working capital deficit was $6,131. We anticipate that our current liquidity is not sufficient to meet the obligations associated with being a company that is fully reporting with the SEC.

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

In the three and six-month periods ended August 31, 2019, a shareholder of ours made loans to us in the amounts of $16,733 and $28,733, respectively, to pay certain of our expenses. As of August 31, 2019, the total amount of loans this shareholder made to us to pay certain of our expenses was $392,368. That shareholder has agreed to continue to make advances to us, as needed, to pay for our professional fees and other expenses for fifteen (15) months from the end of our second fiscal quarter, and not to demand repayment of any of the outstanding advances for fifteen (15) months from the end of our second fiscal quarter.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation we conducted on the effectiveness of our internal control over financial reporting as of August 31, 2019, that occurred during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as previously reported in our Current Reports on Form 8-K, or prior periodic reports, we did not sell any unregistered securities during the three-month period ended August 31, 2019, or subsequent period through the date hereof.

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

E-WASTE CORP.

Dated: October 15, 2019	By:	/s/ Peter E. de Svastich
	Name:	Peter E. de Svastich
	Title:	President, Treasurer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1 / 31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial and Accounting Officer

32.1 / 32.2	Rule 1350 Certification of Chief Executive and Financial and Accounting Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document