Form 10-K
period 2020-02-29
E-WASTE CORP.
filed 2020-06-15
CIK 1543066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  February 29, 2020

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
Emerging Growth Company [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

[_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]   No [_]

As of August 31, 2019, there were 12,000,000 shares of the registrant’s common stock, par value $0.0001 per share (“Common Stock”), issued and outstanding. Of these, 6,000,000 shares were held by non-affiliates of the registrant. No market value has been computed based upon the fact that no active trading market has been established.

As of June 15, 2020, there were 12,000,000 shares of the registrant’s common stock issued and outstanding.

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

All references in this Annual Report to the “Company,” “E-Waste,” “we,” “us,” or “our,” are to E-Waste Corp. and its consolidated subsidiary.

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

AS A SMALLER REPORTING COMPANY, WE ARE NOT REQUIRED TO PROVIDE A STATEMENT OF RISK FACTORS. NONETHELESS, WE ARE VOLUNTARILY PROVIDING RISK FACTORS HEREIN. THIS ANNUAL REPORT CONTAINS CERTAIN STATEMENTS RELATING TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF OUR COMPANY.  YOU ARE CAUTIONED THAT SUCH STATEMENTS ARE ONLY PREDICTIONS AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY.  IN EVALUATING SUCH STATEMENTS, YOU SHOULD SPECIFICALLY CONSIDER THE VARIOUS FACTORS IDENTIFIED IN THIS ANNUAL REPORT, INCLUDING THE MATTERS SET FORTH BELOW, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS.

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

Since inception, we have had no revenue.  At February 29, 2020, we had an accumulated deficit of $462,407.  These factors raise substantial doubt about our ability to continue as a going concern.  We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination.  This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity.  We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.  If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

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

Our Common Stock is currently quoted on the OTCQB tier of OTC Markets Group Inc., an over-the-counter quotation system, under the symbol “EWST.”  However, there is currently no trading market for our Common Stock and there is no assurance that a regular trading market will ever develop.  The trading price of our securities could be subject to wide fluctuations, in response to quarterly variations in our operating results, announcements by us or others, developments affecting us, and other events or factors.  In addition, the stock market has experienced extreme price and volume fluctuations in recent years.  These fluctuations have had a substantial effect on the market prices for many companies, often unrelated to the operating performance of such companies, and may adversely affect the market prices of the securities Such risks could have an adverse effect on the stock’s future liquidity.

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

We do not have a class of our securities registered under Section 12 of the Exchange Act. Until we do, or we become subject to Section 15(d) of the Exchange Act, we will be a “voluntary filer.”

We are not currently required under Section 13 or Section 15(d) of the Exchange Act to file periodic reports with the SEC. We have in the past voluntarily elected to file some or all of these reports to ensure that sufficient information about us is publicly available to our stockholders and potential investors. Until we become subject to the reporting requirements under the Exchange Act, we are a “voluntary filer” and we are currently considered a non-reporting issuer under the Exchange Act. We will not be required to file reports under Section 13(a) or 15(d) of the Exchange Act until the earlier to occur of: (i) our registration of a class of securities under Section 12 of the Exchange Act, which would be required if we list a class of securities on a national securities exchange or if we meet the size requirements set forth in Section 12(g) of the Exchange Act, or which we may voluntarily elect to undertake at an earlier date; or (ii) the effectiveness of a registration statement under the Securities Act relating to our common stock. Until we become subject to the reporting requirements under either Section 13(a) or 15(d) of the Exchange Act, we are not subject to the SEC’s proxy rules, and large holders of our capital stock will not be subject to beneficial ownership reporting requirements under Sections 13 or 16 of the Exchange Act and their related rules. As a result, our stockholders and potential investors may not have available to them as much or as robust information as they may have if and when we become subject to those requirements. In addition, if we do not register under Section 12 of the Exchange Act, and remain a “voluntary filer”, we could cease filing annual, quarterly or current reports under the Exchange Act.

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

Market Information

Our Common Stock is currently quoted on the OTCQB tier of OTC Markets, Inc. an over-the-counter quotation system under the symbol “EWST.” Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-downs or commissions, and may not necessarily represent actual transactions. There is currently no trading market for our Common Stock and there is no assurance that a regular trading market will ever develop. OTC Markets securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Markets securities transactions are conducted through a telephone and computer network connecting dealers. OTC Markets issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

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

Results of Operations

Year Ended February 29, 2020 Compared to Year Ended February 28, 2019

There is no historical financial information about us upon which to base an evaluation of our performance. We have incurred expenses of $462,407 on our operations from inception through February 29, 2020, and our only other activity consisted of the issuance of 9,000,000 shares of our Common Stock to our former sole director and officer for cash in the amount of $9,000, and the sale of 3,000,000 shares of our Common Stock pursuant to a registered offering for aggregate proceeds of $36,000.

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

Since inception, the majority of our time has been spent refining our business plan and preparing for a primary financial offering.

Our results of operations for the years ended February 29, 2020 and February 28, 2019 are summarized below:

	For the year ended February 29, 2020	For the year ended February 28, 2019
Revenue	$—	$—
Operating expenses	$48,539	$36,674
Net loss	$(48,539)	$(36,674)

During the year ended February 29, 2020 we incurred expenses of $48,539, as compared to $36,674 for the year ended February 28, 2019. Of these costs, we incurred professional fees of $23,960 in the year ended February 29, 2020 and $23,743 in the year ended February 28, 2019. The balance of expenses were general and administrative costs.

Liquidity and Capital Resources

As of the date of this report, we had yet to generate any revenues from our business operations.

In the fiscal years ended February 29, 2020 and February 28, 2019, a shareholder made loans to us in the amount of $41,353 and $41,645, respectively, to pay certain of our expenses. That shareholder has agreed to continue to make advances to us, as needed, to pay for our professional fees and other expenses for fifteen (15) months from the end of our fiscal year, and not to demand repayment of any of the outstanding advances for fifteen (15) months from the end of our fiscal year.

As of February 29, 2020, we had no cash on hand, we had liabilities of $418,642, and our working capital deficit was $13,654. We anticipate that our current cash on hand is not sufficient to meet our obligations associated with being a company that is fully reporting with the SEC.

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

The consolidated financial statements have been prepared in conformity GAAP, which contemplates our continuation as a going concern.  The Company has not as yet generated any revenue and has incurred losses to date of $462,407.  In addition, the Company’s current liabilities exceed its current assets by $13,654.  To date the Company has funded its operations through advances from a stockholder and the sale of Common Stock.  The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  These factors raise substantial doubt about the Company’s ability to continue operating as a going concern.  The Company’s ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund its commitments and ongoing losses, and ultimately generate profitable operations.

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

We carried out an evaluation, under the supervision and with the participation of our senior management, consisting of Peter de Svastich, our President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2020.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, Peter de Svastich, our President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer) concluded that our disclosure controls and procedures were not effective.

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

As of February 29, 2020, our management, consisting of Peter de Svastich, our President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer), assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments.  Based on that evaluation, we believe that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and a lack of independent directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Peter de Svastich, our President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer) in connection with the review of our consolidated financial statements as of February 29, 2020.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of February 29, 2020, that occurred during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

Our officers are elected by the Board to a term of one (1) year and serve until their successor is duly elected and qualified, or until they are removed from office.  The Board has no nominating, auditing or compensation committees.

The name, address, age and position of our sole officer and director is set forth below:

NAME AND ADDRESS	AGE	POSITION(S)
Peter de Svastich (1) c/o GEM Advisors, Inc. 590 Madison Avenue, 36th Floor New York, NY 10022	75	President, Secretary, and Treasurer, Principal Executive Officer, Principal Financial Officer and sole member of the Board of Directors

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

Code of Ethics

In January 2012, we adopted a Code of Ethics that applies to our officers, directors and employees. A written copy of the Code was filed with the SEC on March 21, 2012 as part of our Registration Statement on Form S-1 and is incorporated by reference hereto as Exhibit 14.1. A copy of our Code of Ethics will be provided to any person requesting same without charge. To request a copy of our Code of Ethics please make written request to our Secretary, at c/o GEM Group, 390 Park Avenue, New York, NY 10022.

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

We have not paid any salaries to our sole director and officer as of the date of this report. We do not anticipate beginning to pay salaries until we have adequate funds to do so.  There are no other stock option plans, retirement, pension, or profit-sharing plans for the benefit of our officer and director other than as described herein.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of February 29, 2020.

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

The table below summarizes all compensation awarded to, earned by, or paid to our sole director for all services rendered in all capacities to us through February 29, 2020.

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

Director Independence

We are quoted on the OTCQB marketplace and are not subject to the rules of a national securities exchange, such as the New York Stock Exchange or the Nasdaq Stock Market. The OTCQB does not currently have any director independence requirements. Once we engage further directors and officers, we plan to develop a definition of independence and scrutinize our Board with regard to this definition.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

On March 2, 2017, we engaged BF Borgers CPA PC as our independent registered public accounting firm. The aggregate fees billed to us by our principal accountants for professional services rendered during the years ended February 29, 2020 and February 28, 2019 are set forth in the table below:

Fee Category	Year ended February 29, 2020	Year ended February 28, 2019

Audit fees (1)	$12,960	$11,000
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—
Total fees	$12,960	$11,000

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

E-WASTE CORP.

Dated: June 15, 2020	By:	/s/ Peter de Svastich
		Name:	Peter de Svastich
		Title:	President, Treasurer and Secretary
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter de Svastich	President, Treasurer, Secretary and sole Director	June 15, 2020
Peter de Svastich	(Principal Executive Officer and Principal Financial Officer)

E-WASTE CORP.

Consolidated Financial Statements

February 29, 2020

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of E-Waste Corp. as of February 28, 2020 and 2019, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2017

Lakewood, CO

June 15, 2020

E-WASTE CORP.

Consolidated Balance Sheets

February 29, 2020 and February 28, 2019

	2020	2019

Assets
Current assets:
Prepaid expenses	$—	$1,539
Total current assets	—	1,539
Total assets	$—	$1,539

Liabilities and Stockholders’ Deficit
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$13,654	$8,007
Total current liabilities	13,654	8,007
Stockholder advances	404,988	363,635
Total liabilities	418,642	371,642

Commitments and contingencies

Stockholders’ deficit
Common stock, $.0001 par value, 250,000,000 shares authorized, 12,000,000 shares issued and outstanding at February 29, 2020 and February 28, 2019	1,200	1,200
Additional paid-in capital	42,565	42,565
Accumulated deficit	(462,407)	(413,868)
Total stockholders’ deficit	(418,642)	(370,103)
Total liabilities and stockholders’ deficit	$—	$1,539

See accompanying notes to consolidated financial statements.

E-WASTE CORP.

Consolidated Statements of Operations

For the Years Ended February 29, 2020 and February 28, 2019

	2020	2019

Operating expenses:
General and administrative	$24,579	$10,931
Professional fees	23,960	23,743
Total operating expenses	48,539	34,674

(Loss) before income taxes	(48,539)	(34,674)

Provision for income taxes	—	—

Net (loss)	$(48,539)	$(34,674)

Per share information - basic and fully diluted
Basic and diluted (loss) per share	$(0.00)	$(0.00)
Basic and diluted weighted average shares outstanding	12,000,000	12,000,000

See accompanying notes to consolidated financial statements.

E-WASTE CORP.

Consolidated Statements Stockholders’ Deficit

For the Years Ended February 29, 2020 and February 28, 2019

			Additional
	Common Stock		Paid -in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, March 1, 2018	12,000,000	$1,200	$42,565	$(379,194)	$(335,429)

Net (loss) for the year				(34,674)	(34,674)
Balance, February 28, 2019	12,000,000	1,200	42,565	(413,868)	(370,103)

Net (loss) for the year				(48,539)	(48,539)
Balance, February 29, 2020	12,000,000	$1,200	$42,565	$(462,407)	$(418,642)

See accompanying notes to consolidated financial statements.

E-WASTE CORP.

Consolidated Statements of Cash Flows

For the Years Ended February 29, 2020 and February 28, 2019

	2019	2019

Cash flow from operating activities:
Net loss for the period	$(48,539)	$(34,674)
Changes in operating assets and liabilities
Prepaid expenses	1,539	(1,539)
Accounts payable and accrued expenses	5,647	(5,432)
Net cash (used) in operations	(41,353)	(41,645)

Cash flows from financing activities:
Advances from stockholders	41,353	41,645
Net cash provided by financing activities	41,353	41,645

Changes in cash	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	$—

Supplemental information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to consolidated financial statements.

E-WASTE CORP.

Notes to the Consolidated Financial Statements

February 29, 2020 and February 28, 2019

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

E-WASTE CORP.

Notes to the Consolidated Financial Statements

February 29, 2020 and February 28, 2019

Advertising

Advertising costs, when incurred, will be expensed as incurred. There have been no advertising costs incurred for the years ended February 29, 2020 and February 28, 2019.

Research and Development Expenses

Expenditures for research and development, when incurred, will be expensed as incurred.  There have been no research and development costs incurred for the years ended February 29, 2020 and February 28, 2019.

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

For the years ended February 29, 2020 and February 28, 2019, the Company did not have any interest and penalties or any significant unrecognized uncertain tax positions.

Earnings per Share

The Company calculates net loss per share in accordance with ASC Topic 260, Earnings per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for the period, and diluted earnings per share is computed by including Common Stock equivalents outstanding for the period in the denominator.  At February 29, 2020 and February 28, 2019 the Company had no potential dilutive common shares and, any equivalents would have been anti-dilutive as the Company had losses for the periods then ended.

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

February 29, 2020 and February 28, 2019

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

During the year ended February 29, 2020 and February 28, 2019 we received $41,353 and $41,645, respectively, from a stockholder of the Company.  As of February 29, 2020, the balance of the advances was $404,988.  The advances bear no interest and are unsecured. The stockholder has agreed not to demand payment until at least 15 months from the end of our fiscal year.

Note 4. Stockholders’ Deficit

The Company’s Certificate of Incorporation authorizes the issuance of 250,000,000 shares of capital stock, consisting of 250,000,000 shares of Common Stock.  As of February 29, 2020, 12,000,000 shares of the Company’s Common Stock were issued and outstanding.

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

There are no warrants or options outstanding to acquire any additional shares of Common Stock of the Company.

Note 5. Income Taxes

Income tax provision (benefit) for the years ended February 29, 2020 and February 28, 2019 is summarized below:

	2020	2019
Current:
Federal	$—	$—
State	—	—
Total current	—	—
Deferred:
Federal	(10,200)	(7,300)
State	(1,700)	(1,200)
Total deferred	(11,900)	(8,500)
Increase in valuation allowance	11,900	8,500
Total provision	$—	$—

E-WASTE CORP.

Notes to the Consolidated Financial Statements

February 29, 2020 and February 28, 2019

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate before provision for income taxes.  The sources and tax effect of the differences are as follows:

	2020	2019
Income tax provision at the federal statutory rate	21.00%	21.00%
State income taxes, net of federal benefit	3.60%	3.60%
Effect of net operating loss	(24.60%)	(24.60%)
	—	—

Components of the net deferred income tax assets at February 29, 2020 and February 28, 2019 were as follows:

	2020	2019
Net operating loss carryover	$165,700	$153,800
Valuation allowance	(165,700)	(153,800)
	$—	$—

There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit our tax returns from 2015 through the current period. Our policy is to account for income tax related interest and penalties in income tax expense in the statements of operations. There have been no income tax related interest or penalties assessed or recorded.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of evidence, it is more than likely than not that some portion or all of the deferred tax assets will not be recognized. After consideration of all the evidence, both positive and negative, management has determined that a $165,700 allowance at February 29, 2020 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $11,200.

As of February 29, 2020, the Company had a net operating loss carry forward of $462,407.  The loss will be available to offset future taxable income.  If not used, this carry forward will expire as follows:

2032	$2,699
2033	$42,475
2034	$57,299
2035	$57,773
2036	$74,078
2037	$77,384
2038	$67,486
2039	$34,674
2040	$48,539

As of February 29, 2020, we did not have any significant unrecognized uncertain tax positions.  All of the tax returns filed are subject to audit by the Internal Revenue Service.

Note 6. Commitments and Contingency

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

E-WASTE CORP.

Notes to the Consolidated Financial Statements

February 29, 2020 and February 28, 2019

Note 7. Liquidity

We have a history of operating losses and negative cash flow. We currently have no operations and we intend to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our stockholders.

These conditions raise substantial doubt over the Company’s ability to meet all of its obligations over the twelve months following the filing of this Form 10-K. Management has evaluated these conditions and concluded that current plans will alleviate this concern. As of February 29, 2020, the only liabilities were accounts payable, accrued expenses and advances from a stockholder. The stockholder has agreed to continue to fund operating expenses and not to demand repayment of prior advances at least until 15 months from the end of our fiscal year.

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