Form 10-Q
period 2020-11-30
E-WASTE CORP.
filed 2021-01-08
CIK 1543066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  November 30, 2020

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number:  333-180251

E-WASTE CORP.
(Exact name of registrant as specified in its charter)

Florida	45-4390042
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

610 Jones Ferry Road, Suite 207 Carrboro, NC 27510
(Address of principal executive offices)

(919) 933-2720
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

Yes  ☒    No  ☐

As of January 8, 2021, there were 10,000,000 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

E-WASTE CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2020

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

TABLE OF CONTENTS

PAGE

Condensed Consolidated Balance Sheets as of November 30, 2020 (unaudited) and February 29, 2020	4

Condensed Consolidated Statements of Operations for the three and nine-month periods ended November 30, 2020 and 2019 (unaudited)	5

Condensed Consolidated Statements of Changes in Stockholders Deficit for the three and nine-month periods ended November 30, 2020 and 2019 (unaudited)	6-7

Condensed Consolidated Statements of Cash Flows for the nine-month periods ended November 30, 2020 and 2019 (unaudited)	8

Notes to the Condensed Consolidated Financial Statements (unaudited)	9

E-WASTE CORP.

Condensed Consolidated Balance Sheets

	November 30, 2020	February 29, 2020
	(Unaudited)	(Audited)

Assets

Current Assets
Cash	$182,999	$—
Total Current Assets	182,999	—

Total Assets	$182,999	$—

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$3,579	$13,654
Accrued interest payable - related parties	3,813	—
Notes payable - related parties	405,000	—
Total Current Liabilities	412,392	13,654

Advances - related party	—	404,988

Commitments

Total Liabilities	412,392	418,642

Stockholders’ Deficit
Common stock, $0.0001 par value, 250,000,000 shares authorized 10,000,000 and 12,000,000 shares issued and outstanding, respectively	1,000	1,200
Additional paid-in capital	289,966	42,565
Accumulated deficit	(520,359)	(462,407)
Total Stockholders’ Deficit	(229,393)	(418,642)

Total Liabilities and Stockholders’ Deficit	$182,999	$—

See accompanying notes to condensed consolidated financial statements.

E-WASTE CORP.

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended November 30, 2020 and 2019

(Unaudited)

	For the Three Months Ended November 30,		For the Nine Months Ended November 30,
	2020	2019	2020	2019

Operating expenses
General and administrative expenses	20,330	6,489	49,139	34,885
Consulting fees - related party	5,000	—	5,000	—
Total operating expenses	25,330	6,489	54,139	34,885

Loss from operations	(25,330)	(6,489)	(54,139)	(34,885)

Interest expense	(3,813)	—	(3,813)	—

Net loss	$(29,143)	$(6,489)	$(57,952)	$(34,885)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares - basic and diluted	10,945,055	12,000,000	11,650,909	12,000,000

See accompanying notes to condensed consolidated financial statements.

E-WASTE CORP.

Condensed Consolidated Statements of Changes in Stockholders Deficit

For the Three and Nine Months Ended November 30, 2020 and 2019

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

August 31, 2020	12,000,000	$1,200	$42,565	$(491,216)	$(447,451)

Stock issued for cash ($0.05/share) - related parties	1,000,000	100	49,900	—	50,000

Cancellation of shares - former related party	(3,000,000)	(300)	300	—	—

Forgiveness of advances - former related party	—	—	194,701	—	194,701

Contributed capital - former related party	—	—	2,500	—	2,500

Net loss - three months ended November 30, 2020	—	—	—	(29,143)	(29,143)

November 30, 2020	10,000,000	$1,000	$289,966	$(520,359)	$(229,393)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

February 29, 2020	12,000,000	$1,200	$42,565	$(462,407)	$(418,642)

Stock issued for cash ($0.05/share) - related parties	1,000,000	100	49,900	—	50,000

Cancellation of shares - former related party	(3,000,000)	(300)	300	—	—

Forgiveness of advances - former related party	—	—	194,701	—	194,701

Contributed capital - former related party	—	—	2,500	—	2,500

Net loss - nine months ended November 30, 2020	—	—	—	(57,952)	(57,952)

November 30, 2020	10,000,000	$1,000	$289,966	$(520,359)	$(229,393)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

August 31, 2019	12,000,000	$1,200	$42,565	$(442,264)	$(398,499)

Net loss - three months ended November 30, 2019	—	—	—	(6,489)	(6,489)

November 30, 2019	12,000,000	$1,200	$42,565	$(448,753)	$(404,988)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

February 28, 2019	12,000,000	$1,200	$42,565	$(413,868)	$(370,103)

Net loss - nine months ended November 30, 2019	—	—	—	(34,885)	(34,885)

November 30, 2019	12,000,000	$1,200	$42,565	$(448,753)	$(404,988)

See accompanying notes to condensed consolidated financial statements.

E-WASTE CORP.

Condensed Consolidated Statements of Cash Flow

For the Nine Months Ended November 30, 2020 and 2019

(Unaudited)

	For the Nine Months Ended November 30,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(57,952)	$(34,885)
Adjustments to reconcile net loss to net cash used in operations
Changes in operating assets and liabilities
Increase (decrease) in
Accounts payable and accrued expenses	(10,075)	—
Accrued interest payable - related parties	3,813	—
Net cash used in operating activities	(64,214)	(34,885)

Cash Flows from Financing Activities
Proceeds from issuance of notes payable - related parties	405,000	—
Proceeds from advances - former related party	42,463	34,885
Repayments on advances - former related party	(252,750)	—
Common stock issued for cash	50,000	—
Contributed capital - former related party	2,500	—
Net cash provided by financing activities	247,213	34,885

Net increase in cash	182,999	—

Cash - beginning of period	—	—

Cash - end of period	$182,999	$—

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for income tax	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Forgiveness of advances - former related party	$194,701	$—
Cancellation of shares - former related party	$300	$—

See accompanying notes to condensed consolidated financial statements.

E-WASTE CORP.

Notes to Condensed Consolidated Financial Statements

November 30, 2020 and 2019

Note 1 – Organization and Nature of Operations

Organization and Nature of Operations

E-Waste Corp. (the “Company”) was organized in the State of Florida on January 26, 2012, to develop an e-waste recycling business.  The Company was not successful in its efforts and discontinued that line of business.  Since that time, the Company has been a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).

Going forward, the Company intends to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for its shareholders.  No specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or that any transactions will be consummated.

On November 29, 2016, the Company formed a wholly owned Delaware subsidiary, in connection with its proposed reincorporation in the State of Delaware.  The reincorporation was to be effected in anticipation of a potential business combination the Company was considering.  The reincorporation did not occur, as the Company determined not to proceed with the proposed business combination.

The Company has a February 28/29 fiscal year end.

The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. The COVID-19 pandemic has the potential to significantly impact the Company’s supply chain, distribution centers, or logistics and other service providers.

In addition, a severe prolonged economic downturn could result in a variety of risks to the business, including weakened demand for products and services and a decreased ability to raise additional capital when needed on acceptable terms, if at all. As the situation continues to evolve, the Company will continue to closely monitor market conditions and respond accordingly. To date, the Company has not experienced any significant economic impact due to COVID-19, however, efforts are being made to secure additional capital.

Basis of Presentation

Management acknowledges its responsibility for the preparation of the accompanying unaudited condensed consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the consolidated results of its operations and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) for interim financial information and with the instructions to Article 8-03 of Regulation S-X.

Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Certain information and note disclosure normally included in financial statements prepared in accordance with U.S. GAAP has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to the condensed consolidated financial statements for the year ended February 29, 2020 of the Company, which were included in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on June 15, 2020.

E-WASTE CORP.

Notes to Condensed Consolidated Financial Statements

November 30, 2020 and 2019

Liquidity, Going Concern and Management’s Plans

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying unaudited consolidated financial statements, for the nine months ended November 30, 2020, the Company had:

•	Net loss of $57,952; and
•	Net cash used in operations was $64,214.

Additionally, at November 30, 2020, the Company had:

•	Accumulated deficit of $520,359
•	Stockholders’ deficit of $229,393; and
•	Working capital deficit of $229,393.

The Company has cash on hand of $182,999 at November 30, 2020. Although the Company intends to raise additional debt or equity capital, the Company expects to continue to incur significant losses from operations and have negative cash flows from operating activities for the near-term.  These losses could be significant as the Company seeks a merger candidate.  The Company will have continuing expenses related to compensation, professional fees, and regulatory.

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the nine months ending November 30, 2020, and our current capital structure including equity-based instruments and our obligations and debts.

During the nine months ended November 30, 2020, the Company has satisfied its obligations from the issuance of related party notes ($405,000), receipt of related party advances ($42,463) and the sale of common stock to related parties ($50,000); however, there is no assurance that such successful efforts will continue during the twelve months subsequent to the date these condensed consolidated financial statements are issued.

If the Company does not obtain additional capital, the Company will be required to reduce the scope of its business development activities or cease operations. The Company continues to explore obtaining additional capital financing and the Company is closely monitoring its cash balances, cash needs, and expense levels.

These factors create substantial doubt about the Company’s ability to continue as a going concern within the twelve-month period subsequent to the date that these consolidated financial statements are issued. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Management’s strategic plans include the following:

•	Pursuing additional capital raising opportunities,
•	Seeking an acquisition or merger candidate; and
•	Identifying unique market opportunities that represent potential positive short-term cash flow.

E-WASTE CORP.

Notes to Condensed Consolidated Financial Statements

November 30, 2020 and 2019

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

These consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its inactive, wholly owned subsidiary. All intercompany transactions and balances have been eliminated.

Business Segments and Concentrations

The Company uses the “management approach” to identify its reportable segments. The management approach requires companies to report segment financial information consistent with information used by management for making operating decisions and assessing performance as the basis for identifying the Company’s reportable segments. The Company manages its business as one reportable segment.

Use of Estimates

Preparing financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates, and those estimates may be material.

Significant estimates during the nine months ended November 30, 2020 include uncertain tax positions, and the valuation allowance on deferred tax assets.

Fair Value of Financial Instruments

The Company accounts for financial instruments under Financial Accounting Standards Board (“FASB”) ASC 820, Fair Value Measurements. ASC 820 provides a framework for measuring fair value and requires disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on the Company’s principal or, in absence of a principal, most advantageous market for the specific asset or liability.

The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs, when determining fair value.

The three tiers are defined as follows:

•	Level 1 — Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets;

•	Level 2 — Observable inputs other than quoted prices in active markets that are observable either directly or indirectly in the marketplace for identical or similar assets and liabilities; and

•	Level 3 — Unobservable inputs that are supported by little or no market data, which require the Company to develop its own assumptions.

The determination of fair value and the assessment of a measurement’s placement within the hierarchy requires judgment. Level 3 valuations often involve a higher degree of judgment and complexity. Level 3 valuations may require the use of various cost, market, or income valuation methodologies applied to unobservable management estimates and assumptions. Management’s assumptions could vary depending on the asset or liability valued and the valuation method used. Such assumptions could include estimates of prices, earnings, costs, actions of market participants, market factors, or the weighting of various valuation methods. The Company may also engage external advisors to assist us in determining fair value, as appropriate.

E-WASTE CORP.

Notes to Condensed Consolidated Financial Statements

November 30, 2020 and 2019

Although the Company believes that the recorded fair value of our financial instruments is appropriate, these fair values may not be indicative of net realizable value or reflective of future fair values.

The Company’s financial instruments, including cash, accounts payable and accrued expenses, are carried at historical cost. At November 30, 2020 and February 29, 2020, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

ASC 825-10 “Financial Instruments” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding financial instruments.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At November 30, 2020 and February 29, 2020, respectively, the Company did not have any cash equivalents.

Income Taxes

The Company accounts for income tax using the asset and liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of November 30, 2020 and February 29, 2020, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the three and nine months ended November 30, 2020 and 2019.

As of November 30, 2020, tax years 2016-2019 remain open for IRS audit.

Basic and Diluted Earnings (Loss) per Share

Pursuant to ASC 260-10-45, basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the periods presented. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares may consist of common stock issuable for stock options and warrants (using the treasury stock method), convertible notes and common stock issuable. These common stock equivalents may be dilutive in the future. At November 30, 2020 and 2019, the Company did not have any potential dilutive securities.

Related Parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

E-WASTE CORP.

Notes to Condensed Consolidated Financial Statements

November 30, 2020 and 2019

Recent Accounting Standards

Changes to accounting principles are established by the FASB in the form of ASU’s to the FASB’s Codification. We consider the applicability and impact of all ASU’s on our consolidated financial position, results of operations, stockholders’ deficit, cash flows, or presentation thereof.

Management has considered all recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the company’s financial statements.

Note 3 – Notes Payable and Accrued Interest – Related Parties

The Company has two (2) outstanding notes payable to related parties.

The following represents a summary of the Company’s notes payable – related parties, key terms and outstanding balances at November 30, 2020 and February 29, 2020, respectively:

Terms	Note Payable	Note Payable

Issuance date of note	September 25, 2020	November 25, 2020
Term	1 year	1 year
Maturity date	September 25, 2021	November 25, 2021
Interest rate	8%	6%
Collateral	Unsecured	Unsecured

Note Date	September 25, 2020	November 25, 2020	Total

Principal	$255,000	$150,000	$405,000

Balance - February 29, 2020	$—	$—	$—
Proceeds	255,000	150,000	405,000
Balance - November 30, 2020	$255,000	$150,000	$405,000

	Accrued Interest Payable

	September 25, 2020	November 25, 2020	Total

Balance - February 29, 2020	$—	$—	$—
Interest expense	3,689	124	3,813
Balance - November 30, 2020	$3,689	$124	$3,813

Note 4 – Advances Payable – Former Related Party and Change in Control

The Company has received and repaid advances to a former related party that was its controlling stockholder.

On September 25, 2020, the Company paid this related party $252,750 in full settlement of the outstanding advances, and the related party simultaneously forgave the remaining debt in the amount of $194,701. Since the settlement occurred with a related party, the amount was credited to additional paid-in capital.

Additionally, on October 14, 2020, in a private transaction, the former controlling stockholder of the Company sold 6,000,000 shares of the Company’s common stock to a third party.  As a result of the sale, and the simultaneous cancellation of 3,000,000 shares owned by another stockholder, there was a change in control of the Company.

E-WASTE CORP.

Notes to Condensed Consolidated Financial Statements

November 30, 2020 and 2019

The following represents a summary of the Company’s advances – former related party, key terms and outstanding balances at November 30, 2020 and February 29, 2020, respectively:

Terms	Advances

Issuance date of advances	Various
Term	Due on demand
Interest rate	0%
Collateral	Unsecured

Balance - February 29, 2020	$404,988
Advances	42,463
Repayments	(252,750)
Forgiveness of advances	(194,701)
Balance - November 30, 2020	$—

Note 5 – Commitments

Operating Lease Agreement – Related Party

On September 25, 2020, the Company entered into a one-year operating lease with a significant stockholder for its office space at a monthly rate of $250. The lease agreement can be terminated by either party at any time, with 30 days written notice.

For the three months ended November 30, 2020 and 2019, the Company recorded rent expense of $500 and $0, respectively, which is included as a component of general and administrative expenses on the accompanying condensed consolidated statements of operations.

For the nine months ended November 30, 2020 and 2019, the Company recorded rent expense of $500 and $0, respectively, which is included as a component of general and administrative expenses on the accompanying condensed consolidated statements of operations.

Consulting Agreement – Related Party

On October 1, 2020, the Company entered into a one-year consulting agreement with an entity having an owner that is a significant stockholder. Services are for financial and strategic advice. The consultant is paid $2,500 per month over the term of the agreement. The consulting agreement can be terminated by either party at any time, with 30 days written notice.

For the three months ended November 30, 2020 and 2019, the Company recorded consulting fee expense of $5,000 and $0, respectively, which is included on the accompanying condensed consolidated statements of operations.

For the nine months ended November 30, 2020 and 2019, the Company recorded consulting fee expense of $5,000 and $0, respectively, which is included on the accompanying condensed consolidated statements of operations.

Note 6 – Stockholders’ Deficit

Equity Transactions During 2021

Stock Issued for Cash – Related Parties

During 2021, the Company issued 1,000,000 shares of common stock for an aggregate of $50,000 ($0.05/share).

Contribution of Capital – Former Related Party

During 2021, the former controlling stockholder of the Company contributed $2,500.

E-WASTE CORP.

Notes to Condensed Consolidated Financial Statements

November 30, 2020 and 2019

Note 7 – Subsequent Events

On December 1, 2020, the Company executed a one-year consulting agreement with a third party to provide consulting services including investor relations, analysis of potential merger candidates, social media development and other general financial services. The consulting agreement can be terminated by either party at any time, with 30 days written notice. The consultant will be paid $4,000 per month.

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

Basis of Presentation

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on our unaudited financial statements contained in this Quarterly Report, which we have prepared in accordance with United States generally accepted accounting principles.

The audited financial statements for our fiscal year ended February 29, 2020, contained in our Annual Report, include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

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

On November 29, 2016, we formed a wholly-owned Delaware subsidiary, in connection with our proposed reincorporation in the State of Delaware.  The reincorporation was to be effected in anticipation of a potential business combination we were considering.  The reincorporation did not occur, as we determined not to proceed with the proposed business combination.

During the next 12 months, we anticipate incurring costs related to filing of Exchange Act reports, and possible costs relating to consummating an acquisition or combination.

Recent Developments

On September 25, 2020, GEM Global Yield Fund LLC SCS (“GEM”), which was Company’s controlling stockholder, sold 6,000,000 shares of the Company’s common stock to Global Equity Limited (“Global”), for an aggregate purchase price of $30,000 (the “Share Sale Transaction”). The Shares purchased by Global represented 50% of the Company’s issued and outstanding shares of common stock as of the date of the closing of the Share Sale Transaction.  Therefore, the Share Sale Transaction resulted in a change in control of the Company.  In connection with the consummation of the Share Sale Transaction, Peter de Svastich, who was the Company’s sole officer and director resigned from all positions he held with the Company and John D. Rollo was appointed as the Company’s. President, Treasurer and Secretary, and the sole member of the Company’s board of directors.

In addition, on September 25, 2020, the Company received a loan of $255,000 from a related party (the “$255,000 Loan”).  To evidence the $255,000 Loan, the Company issued a promissory note in the principal amount of $255,000 (the “Note”), with a maturity date of September 25, 2021.  Interest on the Note accrues on the principal amount at the rate of eight percent (8%) per annum, and shall be paid on a quarterly basis, in the amount of $5,100 per quarter, on the following dates: December 25, 2020, March 25, 2021, June 25, 2021 and September 25, 2021. The Company may prepay any amounts due under the Note without penalty or premium.

The Company used the $255,000 Loan primarily to pay GEM $252,750 (the “Settlement Amount”) as full and complete payment, and in full satisfaction, of the total outstanding debt the Company owed to GEM.  GEM had previously made advances to the Company in the aggregate amount of $447,451 to pay certain expenses of the Company (the “GEM Debt”).  GEM discharged the Company from any further obligations it may have had to GEM to repay any remaining amounts of the GEM Debt, and the Company and GEM released each other from any claims they may have had against each other, with respect to the GEM Debt, or otherwise. The additional $2,250 of proceeds were used by the Company for working capital and general corporate purposes.

On October 14, 2020, the Company sold an aggregate of 1,000,000 shares of the Company’s common stock to two “accredited investors,” who were related parties, for gross cash proceeds of $50,000. The Company utilized the net proceeds from the sales for working capital and general corporate purposes.

In addition, on October 14, 2020, 3,000,000 shares of the Company’s common stock were cancelled and returned to the Company’s number of authorized and unissued shares of common stock.

On November 25, 2020, the Company received a loan of $150,000 from a related party (the “$150,000 Loan”).  To evidence the $150,000 Loan, the Company issued a promissory note in the principal amount of $150,000 (the “Note”), with a maturity date of November 25, 2021.  Interest on the Note accrues on the principal amount at the rate of six percent (6%) per annum, and shall be paid on a quarterly basis, in the amount of $2,250 per quarter, on the following dates: February 25, 2021, May 25, 2021, August 25, 2021 and November 25, 2021. The Company may prepay any amounts due under the Note without penalty or premium.

Results of Operations

Three-Month Period Ended November 30, 2020 Compared to Three-Month Period Ended November 30, 2019

Revenues and Other Income

During the three-month periods ended November 30, 2020 and 2019, we did not realize any revenues from operations.

Operating Expenses

Operating expenses, consisting primarily of general and administrative expenses (including professional fees) totaled $25,330 in the three-month period ended November 30, 2020, compared to $6,489 in the three-month period ended November 30, 2019, which consisted primarily of professional fees. The increase of $18,841, or 290.35%, was due to increase in legal fees related to the Company’s recent financing activities and entry into a consulting agreement.

Interest Expense

Interest expense increase by $3,813 to $3,813 for the three month period ended November 30, 2020 from $0 for the three month period ended November 30, 2019. The increase was primarily due to interest on certain Company loans.

Net Loss

As a result of the foregoing, we incurred a net loss of $29,143, or $0.00 per share, for the three months ended November 30, 2020, compared to a net loss of $6,489, or $0 per share, for the corresponding period ended November 30, 2019.

Nine-Month Period Ended November 30, 2020 Compared to Nine-Month Period Ended November 30, 2019

Revenues and Other Income

During the nine-month periods ended November 30, 2020 and 2019, we did not realize any revenues from operations.

Expenses

Operating expenses, consisting primarily of general and administrative expenses (including professional fees) totaled $54,139 in the nine-month period ended November 30, 2020, compared to $34,885 in the nine-month period ended November 30, 2019, which consisted primarily of ordinary operating expenses and professional fees. The increase of $19,254, or approximately 55.2%, was due to increase in legal fees related to the Company’s recent financing activities and entry into a consulting agreement.

Interest Expense

Interest expense increase by $3,813 to $3,813 for the nine month period ended November 30, 2020 from $0 for the nine month period ended November 30, 2019. The increase was primarily due to interest on certain Company loans.

Net Loss

As a result of the foregoing, we incurred a net loss of $57,952, or $0.00 per share, for the nine months ended November 30, 2020, compared to a net loss of $34,885, or $0.00 per share, for the corresponding period ended November 30, 2019.

Liquidity and Capital Resources

As of the date of this report, we had yet to generate any revenues from our business operations.

On September 25, 2020, the Company received the $255,000 Loan from a related party, the majority of which was used to pay GEM the $252,750 Settlement Amount in full satisfaction of the $447,451 GEM Debt.  The remaining $2,250 of proceeds were used by the Company for working capital and general corporate purposes.  The Company plans to utilize the net proceeds from the sales for working capital and general corporate purposes. On November 25, 2020, the Company received the $150,000 Loan from a related party.  As a result, of November 30, 2020, the total amount of loans made to us by related parties was $405,000 in principal amount.

On October 14, 2020, the Company sold 1,000,000 shares of its common stock to two “accredited investors” for cash proceeds of $50,000.

As of November 30, 2020, we had $182,999 in cash, we had liabilities of $412,392, and our working capital deficit was $229,393. We anticipate that our current liquidity is not sufficient to meet the obligations associated with being a company that is fully reporting with the SEC.

To date, we have managed to keep our monthly cash flow requirement low for two reasons.  First, our sole officer has not drawn a significant salary.  Second, we have been able to keep our operating expenses to a minimum by operating in space provided at no or minimal expense by related parties.

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

We have a history of operating losses and negative cash flow. These conditions raise substantial doubt about our ability to meet all of our obligations over the twelve months following the filing of this Form 10-Q. Management has evaluated these conditions and concluded that current plans will alleviate this concern.  We currently have debt obligations to related parties in the total amount of $408,813, consisting of $405,000 in principal amount and $3,813 in accrued interest.

Our ability to continue as a going concern is dependent on our ability to implement our business plan, raise capital and generate revenues.

Cash Flows from Operating Activities

For the nine months ended November 30, 2020, net cash used in operating activities was $64,214, as compared to net cash used in operating activities of $34,885 for the nine months ended November 30, 2019.

Cash Flows from Investing Activities

The Company did not use any funds for investing activities during the nine-month periods ended November 30, 2020 and 2019.

Cash Flows from Financing Activities

For the nine months ended November 30, 2020, net cash provided by financing activities was $247,213.  We had no cash provided by financing activities for the nine months ended November 30, 2019.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying unaudited consolidated financial statements, for the nine months ended November 30, 2020, the Company had:

•	Net loss of $57,952; and
•	Net cash used in operations was $64,214.

Additionally, at November 30, 2020, the Company had:

•	Accumulated deficit of $520,359;
•	Stockholders’ deficit of $229,393; and
•	Working capital deficit of $229,393.

The Company has cash on hand of $182,999 at November 30, 2020. Although the Company intends to raise additional debt or equity capital, the Company expects to continue to incur significant losses from operations and have negative cash flows from operating activities for the near-term.  These losses could be significant as the Company seeks a merger candidate.  The Company will have continuing expenses related to compensation, professional fees, and regulatory.

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the nine months ending November 30, 2020, and our current capital structure including equity-based instruments and our obligations and debts.

During the nine months ended November 30, 2020, the Company has satisfied its obligations from the issuance of related party notes ($405,000), receipt of related party advances ($42,463) and the sale of common stock to related parties ($50,000); however, there is no assurance that such successful efforts will continue during the twelve months subsequent to the date these condensed consolidated financial statements are issued.

If the Company does not obtain additional capital, the Company will be required to reduce the scope of its business development activities or cease operations. The Company continues to explore obtaining additional capital financing and the Company is closely monitoring its cash balances, cash needs, and expense levels.

These factors create substantial doubt about the Company’s ability to continue as a going concern within the twelve-month period subsequent to the date that these consolidated financial statements are issued. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Management’s strategic plans include the following:

•	Pursuing additional capital raising opportunities;
•	Seeking an acquisition or merger candidate; and
•	Identifying unique market opportunities that represent potential positive short-term cash flow.

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes have been prepared in accordance with GAAP applied on a consistent basis. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation we conducted on the effectiveness of our internal control over financial reporting as of November 30, 2020, that occurred during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as previously reported in our Current Reports on Form 8-K, or prior periodic reports, we did not sell any unregistered securities during the three-month period ended November 30, 2020, or subsequent period through the date hereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

As of October 1, 2020, John D. Rollo, the Company’s sole officer and director, began receiving monthly payments of $500 per month. As of January 1, 2021, the monthly payments to Mr. Rollo increased to $1,000 per month.

On October 1, 2020, the Company entered into a one-year consulting agreement with an entity having an owner that is a related party. Services are for financial and strategic advice. The consultant is paid $2,500 per month over the term of the agreement. The consulting agreement can be terminated by either party at any time, with 30 days written notice.

On November 25, 2020, the Company received the $150,000 loan from a related party.  To evidence the $150,000 Loan, the Company issued a Note in the principal amount of $150,000, with a maturity date of November 25, 2021.  Interest on the Note accrues on the principal amount at the rate of six percent (6%) per annum, and shall be paid on a quarterly basis, in the amount of $2,250 per quarter, on the following dates: February 25, 2021, May 25, 2021, August 25, 2021 and November 25, 2021. The Company may prepay any amounts due under the Note without penalty or premium.

On December 1, 2020, the Company entered into a one-year consulting agreement with a consultant. Services are for financial and strategic advice. The consultant is paid $4,000 per month over the term of the agreement. The consulting agreement can be terminated by either party at any time, with 30 days written notice.

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

The following exhibits are included as part of this report:

Exhibit No.	Description

4.1	Promissory Note, dated November 25, 2020, issued to Hometown International, Inc. in the principal amount of $150,000

10.1	Consulting Agreement with Tryon Capital, LLC, dated September 25, 2020

10.2	Consulting Agreement with Benzions LLC, dated December 1, 2020

31.1 / 31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial and Accounting Officer

32.1 / 32.2	Rule 1350 Certification of Chief Executive and Financial and Accounting Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

E-WASTE CORP.

Dated: January 8, 2021	By:	/s/ John D. Rollo
	Name:	John D. Rollo
	Title:	President, Treasurer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)