Form 10-K
period 2021-02-28
E-WASTE CORP.
filed 2021-06-11
CIK 1543066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 28, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                                                         to

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

As of August 31, 2020, there were 12,000,000 shares of the registrant’s common stock, par value $0.0001 per share (“Common Stock”), issued and outstanding. Of these, 6,000,000 shares were held by non-affiliates of the registrant. No market value has been computed based upon the fact that no active trading market has been established.

As of June 9, 2021, there were 12,500,000 shares of the registrant’s Common Stock issued and outstanding.

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

PART I

ITEM 1.          BUSINESS

General

We were incorporated in the State of Florida on January 26, 2012, to develop an e-waste recycling business. Because we were not able to raise sufficient capital to execute our original business plan, we ceased that line of business and are now engaged in discussions with third parties regarding alternative directions for our company that could enhance shareholder value.

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

Target companies potentially interested in a business combination with us may include the following;

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

The analysis of new business opportunities will be undertaken by or under the supervision of our executive officer and director. The Company may engage outside consultants or advisors to assist us in the search for and analysis of qualified target companies.

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

Recent Developments

On September 25, 2020, GEM Global Yield Fund LLC SCS (“GEM”), which was the Company’s controlling stockholder at that time, sold 6,000,000 shares of the Company’s common stock (the “GEM Shares”) to Global Equity Limited, a company incorporated and existing under the law of People’s Republic of China (“Global”), for an aggregate purchase price of $30,000 (the “Share Sale Transaction”). The GEM Shares purchased by Global represented 50% of the Company’s issued and outstanding shares of common stock as of the date of the closing of the Share Sale Transaction. Therefore, the Share Sale Transaction resulted in a change in control of the Company. In connection with the consummation of the Share Sale Transaction, Peter de Svastich, who was the Company’s sole officer and director, resigned from all positions he held with the Company, and John Rollo was appointed as the Company’s. President, Treasurer and Secretary, and the sole member of the Company’s Board.

On December 1, 2020, the Company entered into a consulting agreement (the “Benzions Consulting Agreement”) with Benzions LLC, a Delaware limited liability company (“Benzions”), pursuant to which Benzions was to provide business and financial consulting services to the Company. On May 7, 2021, as part of the restructuring of the Company’s management, the Company and Benzions mutually agreed to terminate the Benzions Consulting Agreement, and Mr. Rollo resigned from all positions he held with the Company and simultaneously appointed Elliot Mermel, who was the principal of Benzions, as the Company’s President, Secretary and Treasurer, and as the sole member of the Company’s Board.

On May 25, 2021, the Company entered into a binding letter of intent (the “EZ Raider LOI”) with EZ Raider Global, Inc., a privately held Nevada company (“EZ Global”), and EZ Raider, LLC, a Washington limited liability company (“EZ Raider”), which contemplates the EZ Global’s acquisition of DS Raider, Ltd., an Israeli company (“DS Israel”), the consummation of a reverse merger by and among the Company, its acquisition subsidiary and EZ Global, and related transactions.

On May 25, 2021, the parties to the EZ Raider LOI also entered into a side letter-agreement (the “Side Letter”) that further memorialized the understanding between EZ Global and the Company. Pursuant to the Side Letter, the Company wired $2,000,000 to EZ Global to enable EZ Global to, among other things: (a) commence an audit of EZ Global and EZ Raider; (b) renegotiate the closing date for EZ Raider’s acquisition of DS Israel, and (c) fulfill its obligations under the definitive purchase agreement with DS Israel for such acquisition.

The consummation of the transactions contemplated by the EZ Raider LOI and the Side Letter are contingent upon the parties entering into definitive agreements and satisfaction of the closing conditions set forth in these agreements and other conditions, including, but not limited to, satisfactory completion by the Company and EZ Global of all necessary business and legal due diligence, and the completion of audited financial statements of EZ Global.

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

Employees and Employment Agreements

We presently have no employees apart from Elliot Mermel, our sole officer and director. Mr. Mermel is engaged in outside business activities and anticipates that he will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

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

We are a shell company and may never be able to effectuate our business plan.

We were incorporated in the State of Florida on January 26, 2012, to develop an e-waste recycling business. Because the Company was not able to raise sufficient capital to execute our original business plan, the Company ceased that line of business and is now seeking a business combination with a private entity whose business would present an opportunity for its shareholders. As a shell company with limited resources we may not be able to successfully effectuate our business plan. There can be no assurance that we will ever achieve any revenues or profitability. The revenue and income potential of our proposed business and operations is unproven as the lack of operating history makes it difficult to evaluate the future prospects of our business.

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

Since inception, we have had no revenue. At February 28, 2021, we had an accumulated deficit of $573,955. These factors raise substantial doubt about our ability to continue as a going concern. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

We do not have any agreement for a business combination or other transaction.

We are currently engaged in discussions with EZ Global regarding a possible business combination involving the two companies. The consummation of the transaction is contingent upon the parties entering into definitive agreements and satisfaction of the closing conditions set forth in these agreements and other conditions, including, but not limited to, satisfactory completion by the Company and EZ Global of all necessary business and legal due diligence, and the completion of audited financial statements of EZ Global. We cannot assure you that we will consummate a transaction with EZ Global, or successfully identify and evaluate other suitable business opportunities, or that we will conclude a business combination. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that future funds allocated to the purchase of our shares will not be invested in a company with active business operations.

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

We have neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. There is no assurance that we will consummate the proposed transaction with EZ Global or be able to acquire another business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Management intends to devote only a limited amount of time to seeking a target company, which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, our sole officer and director anticipates devoting limited time to our affairs in total. Our sole officer has not entered into a written employment agreement with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

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

Global beneficially owns 60.0% of our outstanding Common Stock. As a result, it will have the ability to control substantially all matters submitted to our stockholders for approval including: (a) election of our Board; (b) removal of any of our directors; (c) amendments of our Certificate of Incorporation or bylaws; (d) adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us, or (e) other significant corporate transactions.

Our failure to adopt certain corporate governance procedures may prevent us from obtaining a listing on a national securities exchange.

Elliot Mermel is our sole officer and director. We have no directors that are “independent” as that term is defined in the rules of any national securities exchange. As a result, we do not have an audit, compensation or nominating and corporate governance committee. The functions of such committees would perform are performed by the Board as a whole. Consequently, there is a potential conflict of interest in Board decisions that may adversely affect our ability to become a listed security on a national securities exchange and as a result adversely affect the liquidity of our Common Stock.

Trading in our shares of Common Stock is limited, and will not improve unless we increase our sales, become profitable and secure more active market makers.

Our Common Stock is currently quoted on the OTC Pink Current marketplace of OTC Markets under the symbol “EWST.” However, there is currently a limited trading market for our Common Stock and there is no assurance that a regular trading market will ever develop. The trading price of our securities could be subject to wide fluctuations, in response to quarterly variations in our operating results, announcements by us or others, developments affecting us, and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations in recent years. These fluctuations have had a substantial effect on the market prices for many companies, often unrelated to the operating performance of such companies, and may adversely affect the market prices of the securities Such risks could have an adverse effect on the stock’s future liquidity.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.       PROPERTIES

We do not currently own any property. Our principal office is located at 610 Jones Ferry Road, Suite 207, Carrboro, NC 27510. On September 25, 2020, the Company entered into a one-year operating lease with Tryon Capital LLC, a North Carolina limited liability company (“Tryon”), pursuant to which we are renting our office from Tryon for $250 per month. This lease can be terminated by either party at any time, with 30 days written notice. We believe our current office space is sufficient for our current needs.

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

PART II

ITEM 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is currently quoted on the OTC Pink marketplace of OTC Markets Group, Inc., an inter-dealer quotation system, under the symbol “EWST.” However, there is currently only a limited trading market for our Common Stock and there is no assurance that a regular trading market will ever develop.

Holders

As of June 9, 2021 there were 13 holders of record of our Common Stock, based on information provided by our transfer agent.

Dividends

To date, we have not paid dividends on shares of our Common Stock and we do not expect to declare or pay dividends on shares of our Common Stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board.

Recent Sales of Unregistered Securities

Other than as previously reported in our Current Reports on Form 8-K, or prior periodic reports, we did not sell any unregistered securities during the twelve-month period ended February 28, 2021, or subsequent period through the date hereof.

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

Overview

We were incorporated in the State of Florida on January 26, 2012, to develop an e-waste recycling business. Our office address is 610 Jones Ferry Road, Suite 207, Carrboro, NC 27510. Because we were not able to raise sufficient capital to execute our original business plan, we ceased that line of business and are now engaged in discussions with third parties regarding alternative directions for our company that could enhance shareholder value.

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

During the next 12 months we anticipate incurring costs related to filing of Exchange Act reports, and possible costs relating to consummating an acquisition or combination. We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors. We currently have no debt other than loans from related parties We estimate that, assuming we do not complete a business combination, the level of working capital needed for these general and administrative costs for the next twelve months will be approximately $50,000. However, this estimate is subject to change, depending on the number of transactions in which we ultimately become involved.

Recent Developments

On September 25, 2020, GEM sold an aggregate of 6,000,000 restricted shares of the Company’s Common Stock to Global at a total purchase price of $30,000. Upon the closing of the Share Sale Transaction, Peter de Svastich resigned from all positions he held with the Company and, in connection with his resignation, he relinquished his roles as the Company’s “Principal Executive Officer” and “Principal Financial and Accounting Officer” for SEC reporting purposes. Effective immediately upon Peter de Svastich’s resignation, John D. Rollo was appointed as the Company’s President, Secretary and Treasurer, and as the sole member of the Company’s board of the directors. In connection with his appointments, Mr. Rollo was designated as the “Principal Executive Officer” and “Principal Financial and Accounting Officer” of the Company for SEC reporting purposes.

In addition, on September 25, 2020, the Company received a loan of $255,000 from Peter L. Coker, Sr. (the “$255,000 Loan). To evidence the $255,000 Loan, the Company issued to Mr. Coker a promissory note in the principal amount of $255,000 (the “Coker Note”), with a maturity date of September 25, 2021. Interest on the Coker Note accrued on the principal amount at the rate of eight percent (8%) per annum, payable on a quarterly basis, in the amount of $5,100 per quarter, on the following dates: December 25, 2020, March 25, 2021, June 25, 2021 and September 25, 2021. The Company was entitled to prepay any amounts due under the Coker Note without penalty or premium. On December 25, 2020, the Company made an interest payment of $5,100.00, and on March 25, 2021, the Company made an interest payment of $5,100. On April 14, 2021, the Company repaid $255,000 principal amount of the Coker Note, plus $1,117.81 in interest.

In connection with the closing of the Share Sale Transaction, the Company used the proceeds from the $225,000 Loan to pay GEM $252,750 (the “Settlement Amount”) as full and complete payment, and in full satisfaction, of the total outstanding debt the Company owed to GEM. GEM had previously made advances to the Company in the aggregate amount of $447,451 to pay certain expenses of the Company (the “GEM Debt”). GEM discharged the Company from any further obligations it may have had to GEM to repay any remaining amounts of the GEM Debt, and the Company and GEM released each other from any claims they may have had against each other, with respect to the GEM Debt, or otherwise. The additional $2,250 of proceeds were used by the Company for working capital and general corporate purposes.

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

On November 25, 2020, the Company received a loan of $150,000 from Hometown International Inc. (“Hometown”), a related party (the “$150,000 Loan”). To evidence the $150,000 Loan, the Company issued a promissory note in the principal amount of $150,000 (the “Hometown Note”), with a maturity date of November 25, 2021. Interest on the Hometown Note accrued on the principal amount at the rate of six percent (6%) per annum, payable on a quarterly basis, in the amount of $2,250 per quarter, on the following dates: February 25, 2021, May 25, 2021, August 25, 2021 and November 25, 2021. The Company was entitled to prepay any amounts due under the Hometown Note without penalty or premium. On February 25, 2020, the Company made an interest payment of $2,250. On April 14, 2021, the Company repaid $150,000 principal amount of the Hometown Note, plus $1,183.56 in interest.

On December 1, 2020, the Company entered into the Benzions Consulting Agreement with Benzions, pursuant to which Benzions was to provide business and financial consulting services to the Company, including with respect to evaluating potential business combinations for the Company.

On April 12, 2021, the Company entered into subscription agreements (each, a “Subscription Agreement”) with three “accredited investors” (the “Subscribers”), pursuant to which the Company sold the Subscribers a total of 2,500,000 units of the Company’s securities (the “Units”), at a purchase price of $1.00 per Unit, for gross proceeds to the Company of $2,500,000 (the “Offering”). Each Unit consists of (i) one share (the “Shares”) of the Company’s Common Stock, and (ii) warrants to purchase two additional shares of the Company’s Common Stock (the “Warrant Shares”) until January 31, 2023, at an exercise price of $4.50 per share (the “Warrants”). The Company intended to utilize the net proceeds from the sales of the Units for working capital, general corporate purposes, and to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business represents an opportunity for our shareholders.

On May 7, 2021, as part of the restructuring of the Company’s management, the Company and Benzions mutually agreed to terminate the Benzions Consulting Agreement, and Mr. Rollo resigned from all positions he held with the Company and simultaneously appointed Elliot Mermel, who was the principal of Benzions, as the Company’s President, Secretary and Treasurer, and as the sole member of the Company’s Board.

On May 25, 2021, the Company entered into the EZ Raider LOI with EZ Global and EZ Raider, which contemplates the EZ Global’s acquisition of DS Israel, the consummation of a reverse merger by and among the Company, its acquisition subsidiary and EZ Global, and related transactions.

On May 25, 2021, the parties to the EZ Raider LOI also entered into the Side Letter that further memorialized the understanding between EZ Global and the Company. Pursuant to the Side Letter, the Company wired $2,000,000 to EZ Global to enable EZ Global to, among other things: (a) commence an audit of EZ Global and EZ Raider; (b) renegotiate the closing date for EZ Raider’s acquisition of DS Israel, and (c) fulfill its obligations under the definitive purchase agreement with DS Israel for such acquisition.

The consummation of the transactions contemplated by the EZ Raider LOI and the Side Letter are contingent upon the parties entering into definitive agreements and satisfaction of the closing conditions set forth in these agreements and other conditions, including, but not limited to, satisfactory completion by the Company and EZ Global of all necessary business and legal due diligence, and the completion of audited financial statements of EZ Global.

Results of Operations

Year Ended February 28, 2021 Compared to Year Ended February 29, 2020

There is no historical financial information about us upon which to base an evaluation of our performance. We have incurred expenses of $573,955 on our operations from inception through February 28, 2021.

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

Since inception, the majority of our time has been spent refining our business plan and seeking a business combination with a private entity whose business presents an opportunity for our shareholders.

Results of Operations

	For the year ended February 28, 2021	For the year ended February 29, 2020

Revenue	$—	$—
Operating expenses	$100,798	$48,539
Interest Expense	10,750	—
Net loss	$(111,548)	$(48,539)

During the year ended February 28, 2021, we incurred expenses of $100,798, as compared to $48,539 for the year ended February 29, 2020. Of these costs, we incurred consulting fees paid to related parties of $12,500 in the year ended February 28, 2021 and $0 in the year ended February 29, 2020. The balance of expenses were general and administrative costs.

Liquidity and Capital Resources

As of February 28, 2021, we had current assets of $127,239, consisting of $127,239 in cash. Our current liabilities as of February 28, 2021, were $410,228, which is comprised of $1,828 in accounts payable and accrued expenses, $3,400 in accrued interest payable to related parties and $405,000 in notes payable to related parties.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities for the years ended February 28, 2021 and February 29, 2020:

	For the year ended February 28, 2021	For the year ended February 29, 2020
Net Cash Used in Operating Activities	$(119,974)	$(41353)
Net Cash Provided by Financing Activities	$247,213	$41,353
Net Increase in Cash and Cash Equivalents	$127,239	$-

For the year ended February 28, 2021, we had used cash of $119,974 for operating activities, and financing activities provided $247,213. We had a net increase in cash and cash equivalents of $127,239 for the year ended February 28, 2021.

For the year ended February 29, 2020, we had used cash of $41,353 for operating activities, and financing activities provided $41,353. We had a net increase in cash and cash equivalents of $0 for the year ended February 29, 2020.

Our financing activities resulted in a cash inflow of $247,213 for the year ended February 28, 2021, which is consisting of: (a) $50,000 of proceeds from the issuance of common stock, (b) proceeds from advances by GEM, a former related party, of $42,463, (c) $252,750 in repayments of advances to GEM in connection with the Share Sale Transaction in full settlement of the outstanding advances, and forgiveness by GEM of the remaining debt in the amount of $194,701, (d) $405,000 of proceeds from notes payable from related parties, and (e) capital contribution by a former related party of $2,500.

Our financing activities resulted in a cash inflow of $41,353 for the year ended February 29, 2020, which is represented by proceeds from advances in the amount of $41,353 from a former related party.

As reflected in the accompanying consolidated financial statements, the Company used cash in operations of $119,974, has an accumulated deficit of $573,955, and has a net loss of $111,548, for the year ended February 28, 2021.

As of the date of this report, we had yet to generate any revenues from our business operations.

On October 14, 2020, the Company sold 1,000,000 shares of its Common Stock to two “accredited investors” for cash proceeds of $50,000. The Company utilized the net proceeds from the sales for working capital and general corporate purposes.

On April 12, 2021, the Company sold 2,500,000 Units of the Company’s securities at a purchase price of $1.00 per Unit, to three “accredited investors” for cash proceeds of $2,500,000, The Company intends to utilize the net proceeds from the sales of the Units for working capital, general corporate purposes, and to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business represents an opportunity for our shareholders.

On May 25, 2021, the Company wired $2,000,000 to EZ Global in connection with a potential business combination between the Company and EZ Global.

To date, we have managed to keep our monthly cash flow requirement low by keeping our operating expenses to a minimum. We currently have no external sources of liquidity such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital. Our sole director and officer has made no commitments written or oral, with respect to providing a source of liquidity in the form of cash advances, loans and/or financial guarantees.

Assuming we do not complete a business combination, we anticipate needing approximately $240,000 in order to effectively execute our business plan over the next 12 months. If we are unable to raise the funds, we will seek alternative financing through means such as borrowings from institutions or private individuals. There can be no assurance that we will be able to keep costs from being more than these estimated amounts or that we will be able to raise such funds. We expect that we will seek additional financing in the future. However, we may not be able to obtain additional capital or generate sufficient revenues to fund our operations. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, we may be forced to seek a buyer for our business or another entity with which we could create a joint venture. If all of these alternatives fail, we expect that we will be required to seek protection from creditors under applicable bankruptcy laws.

Going Concern

Our independent auditor has expressed doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to implement our business plan, raise capital and generate revenues. See Note 1 of our consolidated financial statements.

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

The consolidated financial statements have been prepared in conformity GAAP, which contemplates our continuation as a going concern. The Company has not as yet generated any revenue and has incurred losses to date of $573,955. In addition, the Company’s current liabilities exceed its current assets by $282,989. To date the Company has funded its operations through advances from former stockholder, loans from related parties and the sale of Common Stock. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. These factors raise substantial doubt about the Company’s ability to continue operating as a going concern. The Company’s ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund its commitments and ongoing losses, and ultimately generate profitable operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our senior management, consisting of Elliot Mermel, our President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer), as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our senior management, consisting Mr. Mermel, our current President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2021. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, Mr. Mermel, our President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer) concluded that our disclosure controls and procedures were not effective.

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

Our management, consisting of our management, consisting of Elliot Mermel, President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer), assessed the effectiveness of our internal control over financial reporting as of February 28, 2021, based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on that evaluation, we believe that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and a lack of independent directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Mr. Mermel, our President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer) in connection with the review of our consolidated financial statements as of February 28, 2021.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of February 28, 2021, that occurred during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

Our officers are elected by the Board to a term of one year and serve until their successor is duly elected and qualified, or until they are removed from office. The Board has no nominating, auditing or compensation committees.

The name, address, age and position of our sole officer and director is set forth below:

NAME AND ADDRESS	AGE	POSITION(S)	DATE OF APPOINTMENT
Elliot Mermel (1) (2)	31	President, Treasurer, Secretary and Director	May 7, 2021

(1)	Peter de Svastich resigned as our President, Treasurer, Secretary and Director on September 25, 2020.
(2)	John Rollo resigned as our President, Treasurer, Secretary and Director on May 7, 2021.

Business Experience

Elliot Mermel, 31, has served as Managing Member for Benzions, LLC, a business consulting company, since April 2020. He founded Titan Biologics, LLC, a biotech company, in August 2016, where he serves as Chief Executive Officer. Mr. Mermel also served as a Business Development Consultant for Beanstalk Agriculture LLC, a novel fertilizer company, from January 2020 through July 2020. Mr. Mermel was also the Co-Founder and Chief Operating Officer of Airmyth Supply Company, a logistics, supply chain and IP holding company, from March 2017 through February 2020. Prior to this, Mr. Mermel was the Founder and Chief Executive Officer of Coalo Valley Farms, LLC, a researcher of vertical farming technologies and producer of alternative protein, between January 2015 and March 2017. Before this, he was a Founding Member of Faircliff AB, an artificial intelligence company in Stockholm, Sweden, from November 2012 through November 2014. Mr. Mermel holds a Bachelor of Arts Degree in Business Medicine from Colby College located in Waterville, ME, which he received in 2012, and a Master of Science Degree in Bioentrepreneurship, which he received from The Karolinska Institute in Stockholm, Sweden in 2014.

The Company’s Board of Directors believes Mr. Mermel’s extensive knowledge and background in business, his knowledge of the Company thru his consulting arrangement with it, along with his leadership skills and entrepreneurial spirit, will make for a smooth transition aid the Company to succeed going forward.

Identification of Significant Employees

We have no employees other than Elliot Mermel, our sole officer and director.

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

ITEM 11.     EXECUTIVE COMPENSATION

Our sole director has not adopted a stock option plan. We have no plans to adopt a stock option plan, but may choose to do so in the future. If such a plan is adopted, this may be administered by the Board or a committee appointed by the Board. Such committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted.

The following table shows for the period ended February 28, 2021 and February 29, 2020, the compensation awarded (earned) or paid by the Company to its named executive officer or the person acting in a similar capacity as that term is defined in Item 402(a)(2) of Regulation S-K. There are no understandings or agreements regarding compensation that our management will receive after a business combination that is required to be included in this table, or otherwise.

Our sole executive officer has not received any compensation and is not accruing any compensation pursuant to any agreement with us.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

John D. Rollo President, Secretary,	2021	$3,500	-	-	-	-	-	-	$3,500
Treasurer and Director (1)

Peter de Svastich	2021	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Secretary, Treasurer and Director(2)	2020	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)

On September 25, 2020, John D. Rollo was appointed as the Company’s President, Treasurer and Secretary, and as the sole member of the Company’s Board, effective immediately upon the resignations by Peter de Svastich on September 25, 2020. On May 7, 2021, Mr. Rollo resigned from all positions he held with the Company.

(2)

On September 25, 2020, Mr. de Svastich submitted his resignation letter, in which he resigned from all offices of the Company he held, effective as of the closing of the Share Sale Transaction on September 25, 2020.

There are no other stock option plans, retirement, pension, or profit-sharing plans for the benefit of our officer and director other than as described herein.

Compensation of Directors

Our director is not compensated by us for acting as such. There are no arrangements pursuant to which our sole director is or will be compensated in the future for any services provided as a director.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

We have no employees other than Elliot Mermel, our current sole officer and director. He does not have an employment contract with the Company.

There are no compensation plans or arrangements, including payments to be made by us, with respect to Mr. Mermel that would result from the resignation, retirement or any other termination.

There are no arrangements for officers, employees or consultants that would result from a change-in-control.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by our sole officer and director, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what his ownership will be assuming completion of the sale of all shares in this offering. The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of June 9, 2021, through the exercise of any stock option or other right. Unless otherwise noted, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

Name and Address of Beneficial Owner(1)	Title of Class	Amount and Nature of Beneficial Ownership (#)	Percent of Class (2) (%)
5% Stockholders
Global Equity Limited (3)	Common	6,000,000	48.0%
Blackwell Partners LLC - Series A (4)	Common	4,275,000	27.9%
Star V Partners LLC (5)	Common	1,650,000	12.1%
Maso Capital Investments Limited (6)	Common	1,575,000	11.6%
Peter L. Coker Jr.	Common	975,000	7.8%
Europa Capital Investments LLC(7)	Common	950,000	7.8%
Named Executive Officers and Directors
Elliot Mermel, President, Secretary, Treasurer, Director	Common	0	0%
All Officers and Directors as a Group (1 Total)	Common	0	0%

(1)	Unless otherwise noted, the address of each beneficial owner is c/o E-Waste Corp., at 610 Jones Ferry Road, Suite 207, Carrboro, NC 27510.

(2)	Based on 12,500,000 issued and outstanding shares of Common Stock as of the date of June 9, 2021.

(3)	Michael R. Tyldesley and Ibrahima Thiam, the owners of Global Equity Limited (“Global”), have joint voting and investment power over the securities of the Company held by Global.

(4)

Includes 2,850,000 warrants held by Blackwell Partners LLC - Series A (“Blackwell”), which are currently exercisable. Manoj Jain is the authorized signatory of Blackwell and has sole voting and investment power over the securities of the Company held by Blackwell.

(5)

Includes 1,100,000 warrants held by Star V Partners LLC (“Star V”), which are currently exercisable. Manoj Jain is the authorized signatory of Star V and has sole voting and investment power over the securities of the Company held by Star V.

(6)

Includes 1,050,000 warrants held by Maso Capital Investments Limited (“Maso”), which are currently exercisable. Manoj Jain is the authorized signatory of Maso and has sole voting and investment power over the securities of the Company held by Maso.

(7)	Peter Coker Sr. beneficially owns 50.0% in Europa Capital Investments LLC (“Europa”) and has sole voting and the sole and investment power over the shares directly owned by Europa.

Change in Control

We are not aware of any arrangement that might result in a change in control of our company in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

 ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Except as disclosed below, since the beginning of the fiscal year preceding the last fiscal year none of the following persons has had any direct or indirect material interest in any transaction to which our Company was or is a party, or in any proposed transaction to which our Company proposes to be a party:

●	any Director or officer of our Company;

●	any proposed Director of officer of our Company;

●	any person who beneficially owns, directly or indirectly, shares carrying more than 5 percent of the voting rights attached to our Common Stock; or

●	any member of the immediate family of any of the foregoing persons (including a spouse, parents, children, siblings, and in-laws).

During the year ended February 28, 2021 and February 29, 2020, our former controlling shareholder advanced $42,463and $41,353, respectively, to the Company. On September 25, 2020, the Company paid this related party $252,750 in full settlement of the outstanding advances, and the related party simultaneously forgave the remaining debt in the amount of $194,701. Since the settlement occurred with a related party, the amount was credited to additional paid-in capital. Additionally, on October 14, 2020, in a private transaction, the former controlling stockholder of the Company sold 6,000,000 shares of the Company’s common stock to a third party. As a result of the sale, and the simultaneous cancellation of 3,000,000 shares owned by another stockholder, there was a change in control of the Company.

During 2021, the former controlling stockholder of the Company contributed $2,500.

Operating Lease Agreement – Related Party

On September 25, 2020, the Company entered into a one-year operating lease with a family member of a significant stockholder for its office space at a monthly rate of $250. The lease agreement can be terminated by either party at any time, with 30 days written notice.

For the years ended February 28, 2021 and February 29, 2020, the Company recorded rent expense of $1,250 and $0, respectively, which is included as a component of general and administrative expenses on the accompanying consolidated statements of operations.

Consulting Agreement – Related Party

On October 1, 2020, the Company entered into a one-year consulting agreement with an entity having an owner that is a family member of a significant stockholder. Services are for financial and strategic advice. The consultant is paid $2,500 per month over the term of the agreement. The consulting agreement was terminated on April 26, 2021.

For the years ended February 28, 2021 and February 29, 2020, the Company recorded consulting fee expense of $12,500 and $0, respectively, which is included on the accompanying consolidated statements of operations.

Notes Payable and Accrued Interest – Related Parties

In addition, on September 25, 2020, the Company received the $255,000 Loan from Peter L. Coker, Sr., a related party To evidence the $255,000 Loan, the Company issued the Coker Note to Mr. Coker, with a maturity date of September 25, 2021. Interest on the Coker Note accrued on the principal amount at the rate of eight percent (8%) per annum, payable on a quarterly basis, in the amount of $5,100 per quarter, on the following dates: December 25, 2020, March 25, 2021, June 25, 2021 and September 25, 2021. The Company was entitled to prepay any amounts due under the Coker Note without penalty or premium. On December 25, 2020, the Company made an interest payment of $5,100.00, and on March 25, 2021, the Company made an interest payment of $5,100. On April 14, 2021, the Company repaid $255,000 principal amount of the Coker Note, plus $1,117.81 in interest.

On November 25, 2020, the Company received the $150,000 Loan from Hometown, a related party. To evidence the $150,000 Loan, the Company issued the Hometown Note to Hometown, with a maturity date of November 25, 2021. Interest on the Hometown Note accrued on the principal amount at the rate of six percent (6%) per annum, payable on a quarterly basis, in the amount of $2,250 per quarter, on the following dates: February 25, 2021, May 25, 2021, August 25, 2021 and November 25, 2021. The Company was entitled to prepay any amounts due under the Hometown Note without penalty or premium. On February 25, 2020, the Company made an interest payment of $2,250.  On April 14, 2021, the Company repaid $150,000 principal amount of the Hometown Note, plus $1,183.56 in interest.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our Board comprised of a majority of “Independent Directors.” We believe that our director currently does not meet the definition of “independent” as promulgated by the rules and regulations of NASDAQ.

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

On March 2, 2017, we engaged BF Borgers CPA PC as our independent registered public accounting firm. The aggregate fees billed to us by our principal accountants for professional services rendered during the years ended February 28, 2021 and February 29, 2020 are set forth in the table below:

Fee Category	Year ended February 28, 2021	Year ended February 29, 2020

Audit fees (1)	$6,480	$12,960
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total fees	$6,480	$12,960

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

Audit Committee’s Pre-Approval Practice

Prior to our engagement of our independent auditor, such engagement was approved by our Board. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our Board at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our Board may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended February 28, 2021, were approved by our Board.

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

Exhibits

In reviewing the agreements included as exhibits to this Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

●	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;
●	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
●	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and
●	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description

3.1	3.1	Articles of Incorporation of Registrant filed January 26, 2012 (1)
3.2	3.2	By-Laws of the Registrant (1)
4.1	4.1	Promissory Note, dated September 25, 2020, issued to Peter L. Coker, Sr., in the principal amount of $255,000 (2)
4.2	4.1	Promissory Note, dated November 25, 2020, issued to Hometown International, Inc. in the principal amount of $150,000 (4)
4.3	4.1	Form of Warrant (5)
10.1	10.1	Debt Settlement Agreement, dated September 25, 2020, by and between GEM and the Company (2)
10.2	10.1	Form of Subscription Agreement (3)
10.3	10.1	Consulting Agreement with Tryon Capital, LLC, dated September 25, 2020 (4)
10.4	10.2	Consulting Agreement by and between the Company and Benzions LLC (4)
10.5	10.1	Form of Subscription Agreement (5)
10.6	10.1	Termination of Consulting Agreement, dated as of April 26, 2021, by and between E-Waste Corp. and Tryon Capital, LLC (6)
10.7	10.1	Letter of Intent, dated as of May 25, 2021, by and among the Company, EZ Global and EZ Raider (7)
10.8	10.2	Side Letter-Agreement, dated as of May 25, 2021, by and among the Company, EZ Global and EZ Raider (7)
14.1	14.1	Registrant’s Code of Ethics (1)
21.1	*	List of Subsidiaries
31.1	*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	*	XBRL Instance Document *
101.SCH	*	XBRL Taxonomy Extension Schema Document *
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document *

(1)

Filed with the SEC on March 21, 2012, as an exhibit, numbered as indicated above, to the Registrant’s registration statement on the Registrant’s Registration Statement on Form S-1 (file no. 333-180251), which exhibit is incorporated herein by reference.

(2)

Filed with the SEC on October 1, 2020, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K, dated September 25, 2020, which exhibit is incorporated herein by reference.

(3)

Filed with the SEC on October 19, 2020, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K, dated October 14, 2020, which exhibit is incorporated herein by reference

(4)

Filed with the SEC on January 8, 2021, as an exhibit, numbered as indicated above, to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2020, which exhibit is incorporated herein by reference.

(5)

Filed with the SEC on April 16, 2021, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K, dated April 12, 2021, which exhibit is incorporated herein by reference

(6)

Filed with the SEC on April 26, 2021, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K, dated April 26, 2021, which exhibit is incorporated herein by reference

(7)	Filed with the SEC on June 1, 2021, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K, dated May 25, 2021, which exhibit is incorporated herein by reference

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E-WASTE CORP.

Dated: June 11, 2021	By:	/s/ Elliot Mermel
		Name:	Elliot Mermel
		Title:	President, Treasurer and Secretary
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Elliot Mermel		June 11, 2021
Elliot Mermel	President, Treasurer, Secretary and sole Director (Principal Executive Officer and Principal Financial Officer)

E-WASTE CORP.

Consolidated Financial Statements

February 28, 2021

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F–3

Consolidated Balance Sheets	F–4

Consolidated Statements of Operations	F–5

Consolidated Statements of Stockholders’ Deficit	F–6

Consolidated Statements of Cash Flows	F–7

Notes to the Consolidated Financial Statements	F–8

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of E-Waste Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of E-Waste Corp. as of February 28, 2021 and 2020, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2017

Lakewood, CO

June 11, 2021

E-WASTE CORP.

Consolidated Balance Sheets

February 28, 2021 and February 29, 2020

	February 28, 2021	February 29, 2020

Assets

Current Assets
Cash	$127,239	$-
Total Current Assets	127,239	-

Total Assets	$127,239	$-

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$1,828	$13,654
Accrued interest payable - related parties	3,400	-
Notes payable - related parties	405,000	-
Total Current Liabilities	410,228	13,654

Advances - related party	-	404,988

Commitments

Total Liabilities	410,228	418,642

Stockholders’ Deficit
Common stock, $0.0001 par value, 250,000,000 shares authorized 10,000,000 and 12,000,000 shares issued and outstanding, respectively	1,000	1,200
Additional paid-in capital	289,966	42,565
Accumulated deficit	(573,955)	(462,407)
Total Stockholders’ Deficit	(282,989)	(418,642)

Total Liabilities and Stockholders’ Deficit	$127,239	$-

See accompanying notes to consolidated financial statements.

E-WASTE CORP.

Consolidated Statements of Operations

For the Years Ended February 28, 2021 and February 28, 2020

	For the Year Ended February 28,	For the Year Ended February 29,
	2021	2020

Operating expenses
General and administrative expenses	88,298	48,539
Consulting fees - related party	12,500	-
Total operating expenses	100,798	48,539

Loss from operations	(100,798)	(48,539)

Interest expense	(10,750)	-

Net loss	$(111,548)	$(48,539)

Loss per share - basic and diluted	$(0.01)	$(0.00)

Weighted average number of shares - basic and diluted	11,243,836	12,000,000

See accompanying notes to consolidated financial statements.

E-WASTE CORP.

Consolidated Statements Stockholders’ Equity

For the Years Ended February 28, 2021 and February 29, 2020

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

February 28, 2019	12,000,000	$1,200	$42,565	$(413,868)	$(370,103)

Net loss - year ended February 29, 2020	-	-	-	(48,539)	(48,539)

February 29, 2020	12,000,000	$1,200	$42,565	$(462,407)	$(418,642)

Stock issued for cash ($0.05/share) - related parties	1,000,000	100	49,900	-	50,000

Cancellation of shares - former related party	(3,000,000)	(300)	300	-	-

Forgiveness of advances - former related party	-	-	194,701	-	194,701

Contributed capital - former related party	-	-	2,500	-	2,500

Net loss - year ended February 28, 2021	-	-	-	(111,548)	(111,548)

February 28, 2021	10,000,000	$1,000	$289,966	$(573,955)	$(282,989)

See accompanying notes to consolidated financial statements.

E-WASTE CORP.

Consolidated Statements of Cash Flows

For the Years Ended February 28, 2021 and February 29, 2020

	For the Year Ended February 28,	For the Year Ended February 29,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(111,548)	$(48,539)
Adjustments to reconcile net loss to net cash used in operations
Changes in operating assets and liabilities
Increase (decrease) in
Prepaid expenses	-	1,539
Accounts payable and accrued expenses	(11,826)	-
Accrued interest payable - related parties	3,400	5,647
Net cash used in operating activities	(119,974)	(41,353)

Cash Flows from Financing Activities
Proceeds from issuance of notes payable - related parties	405,000	-
Proceeds from advances - former related party	42,463	41,353
Repayments on advances - former related party	(252,750)	-
Common stock issued for cash	50,000	-
Contributed capital - former realated party	2,500	-
Net cash provided by financing activities	247,213	41,353

Net increase in cash	127,239	-

Cash - beginning of year	-	-

Cash - end of year	$127,239	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$7,350	$-
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Forgiveness of advances - former related party	$194,701	$-
Cancellation of shares - former related party	$300	$-

See accompanying notes to consolidated financial statements.

E-WASTE CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2021 AND FEBRUARY 29, 2020

Note 1 - Presentation and Nature of Operations

Presentation and Nature of Operations

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

On May 7, 2021, John Rollo, the Company’s President, Treasurer and Secretary, and the sole member of the Company’s board of directors, resigned from all positions he held with the Company and simultaneously appointed Elliot Mermel as the Company’s President, Secretary and Treasurer, and as the sole member of the Company’s board of the directors (See Note 7).

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

As reflected in the accompanying unaudited consolidated financial statements, for the year ended February 28, 2021 the Company had:

●	Net loss of $111,548; and

●	Net cash used in operations was $119,974.

E-WASTE CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2021 AND FEBRUARY 29, 2020

Additionally, at February 28, 2021, the Company had:

●	Accumulated deficit of $573,955

●	Stockholders’ deficit of $282,989; and

●	Working capital deficit of $282,989.

The Company has cash on hand of $127,239 at February 28, 2021. Although the Company intends to raise additional debt or equity capital, the Company expects to continue to incur significant losses from operations and have negative cash flows from operating activities for the near-term. These losses could be significant as the Company seeks a merger candidate. The Company will have continuing expenses related to compensation, professional fees, and regulatory.

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the year ending February 28, 2021, and our current capital structure including equity-based instruments and our obligations and debts.

During the year ended February 28, 2021, the Company has satisfied its obligations from the issuance of related party notes ($405,000), receipt of related party advances ($42,463) and the sale of common stock to related parties ($50,000); however, there is no assurance that such successful efforts will continue during the twelve months subsequent to the date these consolidated financial statements are issued.

If the Company does not obtain additional capital, the Company will be required to reduce the scope of its business development activities or cease operations. The Company continues to explore obtaining additional capital financing and the Company is closely monitoring its cash balances, cash needs, and expense levels.

These factors create substantial doubt about the Company’s ability to continue as a going concern within the twelve-month period subsequent to the date that these consolidated financial statements are issued. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Management’s strategic plans include the following:

●	Pursuing additional capital raising opportunities,

●	Seeking an acquisition or merger candidate ; and

●	Identifying unique market opportunities that represent potential positive short-term cash flow.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

These consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its inactive, wholly owned subsidiary. All intercompany transactions and balances have been eliminated.

E-WASTE CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2021 AND FEBRUARY 29, 2020

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

Significant estimates during the year ended February 28, 2021 include uncertain tax positions, and the valuation allowance on deferred tax assets.

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

The three tiers are defined as follows:

●	Level 1 —Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets;

●	Level 2—Observable inputs other than quoted prices in active markets that are observable either directly or indirectly in the marketplace for identical or similar assets and liabilities; and

●	Level 3—Unobservable inputs that are supported by little or no market data, which require the Company to develop its own assumptions.

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

E-WASTE CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2021 AND FEBRUARY 29, 2020

The Company’s financial instruments, including cash, accounts payable and accrued expenses, are carried at historical cost. At February 28, 2021 and February 29, 2020, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At February 28, 2021 and February 29, 2020, respectively, the Company did not have any cash equivalents.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of February 28, 2021 and February 29, 2020, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the years ended February 28, 2021 and February 29, 2020.

As of February 28, 2021, tax years 2018-2021 remain open for IRS audit.

The Company’s income tax expense differed from the statutory rates (federal 21% and state 5.5%) as follows:

	February 28, 2021	February 29, 2020
Expected tax expense (benefit) - Federal	$(22,137)	$(10,200)
Expected tax expense (benefit) - State	(6,135)	(1,700)
Non-deductible expenses	4	-
Change in valuation allowance	28,268	11,900

E-WASTE CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2021 AND FEBRUARY 29, 2020

The net deferred taxes in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

Gross deferred tax assets:
Net operating loss carryforwards	$28,274	$165,700
Total deferred tax assets	(28,274)	(165,700)
Less: valuation allowance	28,274	165,700
Net deferred tax asset recorded	$-	$-

During the years ended February 28, 2021 and February 29, 2020, the valuation allowance increased by approximately $28,268 and $11,900, respectively. The increase for both years was primarily attributable to the increase in our net operating loss carryforwards. The total valuation allowance results from the Company’s estimate of its inability to recover its net deferred tax assets.

At February 28, 2021, the Company has federal and state net operating loss carry forwards, which are available to offset future taxable income, of approximately $490,000. The Company is in the process of analyzing their NOL and has not determined if the company has had any change of control issues that could limit the future use of NOL. NOL carryforwards that were generated after 2017 of approximately $179,000 may only be used to offset 80% of taxable income and are carried forward indefinitely. NOL’s of approximately $311,708 expire through February 28, 2037. These carry forwards may be subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state provisions if the Company experienced one or more ownership changes which would limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. The Company has not completed an IRC Section 382/383 analysis. If a change in ownership were to have occurred, NOL and tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company’s effective tax rate.

The Company files income tax returns in the United States and the State of Florida jurisdictions. Due to the Company’s net operating loss posture, all tax years are open and subject to income tax examination by tax authorities. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. At February 28, 2021 and February 29, 2020, there are no unrecognized tax benefits, and there are no significant accruals for interest related to unrecognized tax benefits or tax penalties.

Basic and Diluted Earnings (Loss) per Share

Pursuant to ASC 260-10-45, basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the periods presented. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares may consist of common stock issuable for stock options and warrants (using the treasury stock method), convertible notes and common stock issuable. These common stock equivalents may be dilutive in the future. At February 28, 2020 and February 29, 2021, the Company did not have any potential dilutive securities.

E-WASTE CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2021 AND FEBRUARY 29, 2020

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

The following represents a summary of the Company’s notes payable – related parties, key terms and outstanding balances at February 28, 2021 and February 29, 2020, respectively:

Terms	Note Payable	Note Payable

Issuance date of note	September 25, 2020	November 25, 2020
Term	1 year	1 year
Maturity date	September 25, 2021	November 25, 2021
Interest rate	8%	6%
Collateral	Unsecured	Unsecured

Note Date	September 25, 2020	November 25, 2020	Total

Principal	$255,000	$150,000	$405,000

Balance - February 29, 2020	$-	$-	$-
Proceeds	255,000	150,000	405,000
Balance - November 30, 2020	$255,000	$150,000	$405,000

E-WASTE CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2021 AND FEBRUARY 29, 2020

	Accrued Interest Payable

	September 25, 2020	November 25, 2020	Total

Balance - February 29, 2020	$-	$-	$-
Interest payable	8,500	2,250	10,750
Interest payments	(5,100)	(2,250)	(7,350)
Balance - November 30, 2020	$3,400	$-	$3,400

On March 25, 2021, the Company paid $5,100 in interest expense related to the September 25, 2020 note. Additionally, on April 14, 2021, the Company accrued $1,118 in interest expense. On April 14, 2021, the remaining note principal of $255,000 and accrued interest of $1,118 were repaid in full (See Note 7).

On April 14, 2021, the Company accrued $1,184 in interest expense related to the November 25, 2020 note. On April 14, 2021, the remaining note principal of $150,000 and accrued interest of $1,184 were repaid in full (See Note 7).

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

The following represents a summary of the Company’s advances – former related party, key terms and outstanding balances at February 28, 2021 and February 29, 2020, respectively:

Terms	Advances

Issuance date of advances	Various
Term	Due on demand
Interest rate	0%
Collateral	Unsecured

Balance - February 29, 2020	$404,988
Advances	42,463
Repayments	(252,750)
Forgiveness of advances	(194,701)
Balance - February 28, 2021	$-

E-WASTE CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2021 AND FEBRUARY 29, 2020

Note 5 – Commitments

Operating Lease Agreement – Related Party

On September 25, 2020, the Company entered into a one-year operating lease with a family member of a significant stockholder for its office space at a monthly rate of $250. The lease agreement can be terminated by either party at any time, with 30 days written notice.

For the years ended February 28, 2021 and February 29, 2020, the Company recorded rent expense of $1,250 and $0, respectively, which is included as a component of general and administrative expenses on the accompanying consolidated statements of operations.

Consulting Agreement – Related Party

On October 1, 2020, the Company entered into a one-year consulting agreement with an entity having an owner that is a family member of a significant stockholder. Services are for financial and strategic advice. The consultant is paid $2,500 per month over the term of the agreement. The consulting agreement can be terminated by either party at any time, with 30 days written notice.

For the years ended February 28, 2021 and February 29, 2020, the Company recorded consulting fee expense of $12,500 and $0, respectively, which is included on the accompanying consolidated statements of operations.

On April 26, 2021, the Company terminated the consulting agreement (See Note 7).

Consulting Agreement

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

For the years ended February 28, 2021 and February 29, 2020, the Company recorded consulting fee expense of $12,000 and $0, respectively, which is included on the accompanying consolidated statements of operations.

On May 7, 2021, as part of the restructuring of the Company’s management, the Company and the consultant mutually agreed to terminate the Consulting Agreement (See Note 7).

Note 6 – Stockholders’ Deficit

Equity Transactions During 2021

Stock Issued for Cash – Related Parties

During 2021, the Company issued 1,000,000 shares of common stock for an aggregate of $50,000 ($0.05/share).

Contribution of Capital – Former Related Party

During 2021, the former controlling stockholder of the Company contributed $2,500.

E-WASTE CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2021 AND FEBRUARY 29, 2020

Note 7 – Subsequent Events

On April 12, 2021, the Company entered into subscription agreements with three “accredited investors”, pursuant to which the Company sold the Subscribers a total of 2,500,000 units of the Company’s securities (the “Units”), at a purchase price of $1.00 per Unit, for gross proceeds to the Company of $2,500,000 (the “Offering”). Each Unit consists of (i) one share (the “Shares”) of the Company’s Common Stock, and (ii) warrants to purchase two additional shares of the Company’s Common Stock (the “Warrant Shares”) until January 31, 2023, at an exercise price of $4.50 per share (the “Warrants”). The Company intended to utilize the net proceeds from the sales of the Units for working capital, general corporate purposes, and to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business represents an opportunity for our shareholders.

On March 25, 2021, the Company paid $5,100 in interest expense related to the September 25, 2020 note. Additionally, on April 14, 2021, the Company accrued $1,118 in interest expense. On April 14, 2021, the remaining note principal of $255,000 and accrued interest of $1,118 were repaid in full (See Note 3).

On April 14, 2021, the Company accrued $1,184 in interest expense related to the November 25, 2020 note. On April 14, 2021, the remaining note principal of $150,000 and accrued interest of $1,184 were repaid in full (See Note 3).

On April 26, 2021, the Company terminated the consulting agreement with a related party (See Note 5).

On May 7, 2021, as part of the restructuring of the Company’s management, the Company and the consultant mutually agreed to terminate the Consulting Agreement dated December 1, 2020 (See Note 5).

On May 7, 2021, John Rollo, the Company’s President, Treasurer and Secretary, and the sole member of the Company’s board of directors, resigned from all positions he held with the Company and simultaneously appointed Elliot Mermel as the Company’s President, Secretary and Treasurer, and as the sole member of the Company’s board of the directors. In consideration for his services, the Company will pay Mr. Mermel $8,000 per month (See Note 1).

On May 25, 2021, the Company entered into a binding letter of intent (the “EZ Raider LOI”) with EZ Raider Global, Inc., a privately held Nevada company (“EZ Global”), and EZ Raider, LLC, a Washington limited liability company (“EZ Raider”), which contemplates the EZ Global’s acquisition of DS Raider, Ltd., an Israeli company (“DS Israel”), the consummation of a reverse merger by and among the Company, its acquisition subsidiary and EZ Global, and related transactions.

On May 25, 2021, the parties to the EZ Raider LOI also entered into a side letter-agreement (the “Side Letter”) that further memorialized the understanding between EZ Global and the Company. Pursuant to the Side Letter, the Company wired $2,000,000 to EZ Global to enable EZ Global to, among other things: (a) commence an audit of EZ Global and EZ Raider; (b) renegotiate the closing date for EZ Raider’s acquisition of DS Israel, and (c) fulfill its obligations under the definitive purchase agreement with DS Israel for such acquisition.

The consummation of the transactions contemplated by the EZ Raider LOI and the Side Letter are contingent upon the parties entering into definitive agreements and satisfaction of the closing conditions set forth in these agreements and other conditions, including, but not limited to, satisfactory completion by the Company and EZ Global of all necessary business and legal due diligence, and the completion of audited financial statements of EZ Global.