Form 10-Q
period 2021-05-31
E-WASTE CORP.
filed 2021-07-15
CIK 1543066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  May 31, 2021

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number:  333-180251

E-WASTE CORP.
(Exact name of registrant as specified in its charter)

Florida	45-4390042
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

500 W. 5th Street Suite 800, PMB # 58 Winston Salem, NC 27101
(Address of principal executive offices)

(401) 499-8911
(Registrant’s telephone number, including area code)

610 Jones Ferry Road, Suite 207 Carrboro, NC 27510
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

Yes  ☒    No  ☐

As of July 15, 2021, there were 12,500,000 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

E-WASTE CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2021

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in our Form 10-K for the fiscal year ended February 28, 2021, filed with the SEC on June 11, 2021. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

E-WASTE CORP. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	May 31, 2021	February 28, 2021
	(Unaudited)	(Audited)

Assets

Current Assets
Cash	$166,426	$127,239
Total Current Assets	166,426	127,239

Advance	2,000,000	—

Total Assets	$2,166,426	$127,239

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$52,495	$1,828
Accrued interest payable - related parties	—	3,400
Notes payable - related parties	—	405,000
Total Current Liabilities	52,495	410,228

Commitments	—	—

Stockholders’ Equity (Deficit)
Common stock, $0.0001 par value, 250,000,000 shares authorized 12,500,000 and 10,000,000 shares issued and outstanding, respectively	1,250	1,000
Additional paid-in capital	2,789,716	289,966
Accumulated deficit	(677,035)	(573,955)
Total Stockholders’ Equity (Deficit)	2,113,931	(282,989)

Total Liabilities and Stockholders’ Equity (Deficit)	$2,166,426	$127,239

See accompanying notes to condensed consolidated financial statements.

E-WASTE CORP. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

For the Three Months Ended May 31, 2021 and 2020

(Unaudited)

	For the Three Months Ended May 31,	For the Three Months Ended May 31,
	2021	2020

Operating expenses
General and administrative expenses	94,079	20,625
Consulting fees - related party	5,000	—
Total operating expenses	99,079	20,625

Loss from operations	(99,079)	(20,625)

Interest expense	(4,001)	—

Net loss	$(103,080)	$(20,625)

Loss per share - basic and diluted	$(0.01)	$(0.00)

Weighted average number of shares - basic and diluted	11,467,391	12,000,000

See accompanying notes to condensed consolidated financial statements.

E-WASTE CORP. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

for the Three Months Ended May 31, 2021 and May 31, 2020

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

February 28, 2021	10,000,000	$1,000	$289,966	$(573,955)	$(282,989)

Stock issued for cash ($1.00/share)	2,500,000	250	2,499,750	—	2,500,000

Net loss - three months ended May 31, 2021	—	—	—	(103,080)	(103,080)

May 31, 2021 (Unaudited)	12,500,000	$1,250	$2,789,716	$(677,035)	$2,113,931

			Additional		Total
	CommonStock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

February 29, 2020	12,000,000	$1,200	$42,565	$(462,407)	$(418,642)

Net loss - three months ended May 31, 2020	—	—	—	(20,625)	(20,625)

May 31, 2020 (Unaudited)	12,000,000	$1,200	$42,565	$(483,032)	$(439,267)

See accompanying notes to condensed consolidated financial statements.

E-WASTE CORP. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flow

For the Three Months Ended May 21, 2021 and 2020

(Unaudited)

	For the Three Months Ended May 31,	For the Three Months Ended May 31,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(103,080)	$(20,625)
Adjustments to reconcile net loss to net cash used in operations
Changes in operating assets and liabilities
Increase (decrease) in
Accounts payable and accrued expenses	50,667	—
Accrued interest payable - related parties	(3,400)	—
Net cash used in operating activities	(55,813)	(20,625)

Cash Flows from Investing Activities
Advance	(2,000,000)	—
Net cash used in investing activities	(2,000,000)	—

Cash Flows from Financing Activities
Proceeds from issuance of notes payable - related parties	(405,000)	—
Proceeds from advances - former related party	—	20,625
Common stock issued for cash	2,500,000	—
Net cash provided by financing activities	2,095,000	20,625

Net increase in cash	39,187	—

Cash - beginning of period	127,239	—

Cash - end of period	$166,426	$—

Supplemental disclosure of cash flow information
Cash paid for interest	$7,401	$—
Cash paid for income tax	$—	$—

See accompanying notes to condensed consolidated financial statements.

E-WASTE CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2021

(UNAUDITED)

Note 1 – Presentation and Nature of Operations

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

Going forward, the Company intends to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for its shareholders.  The Company is currently engaged in discussions with EZRaider Global, Inc., a Nevada corporation (“EZ Global”), regarding a possible business combination involving the two companies. The consummation of the transaction is contingent upon the parties entering into definitive agreements and satisfaction of the closing conditions set forth in these agreements and other conditions, including, but not limited to, satisfactory completion by the Company and EZ Global of all necessary business and legal due diligence, and the completion of audited financial statements of EZ Global. There is no assurance that the Company will consummate a transaction with EZ Global, or successfully identify and evaluate other suitable business opportunities, or that the Company will conclude a business combination.

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

Liquidity, Going Concern and Management’s Plans

These condensed consolidated unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying unaudited consolidated financial statements, for the three months ended May 31, 2021, the Company had:

●	Net loss of $103,080; and

●	Net cash used in operations was $55,813.

Additionally, at May 31, 2021, the Company had:

●	Accumulated deficit of $677,035

●	Stockholders’ equity of $2,113,931; and

●	Working capital of $113,931.

E-WASTE CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2021

(UNAUDITED)

The Company has cash on hand of $166,426 at May 31, 2021. Although the Company intends to raise additional debt or equity capital, the Company expects to continue to incur significant losses from operations and have negative cash flows from operating activities for the near-term. These losses could be significant as the Company seeks a merger candidate. The Company will have continuing expenses related to compensation, professional fees, and regulatory.

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the year ending February 28, 2022, and our current capital structure including equity-based instruments and our obligations and debts.

During the three months ended May 31, 2021, the Company has satisfied its obligations from the sale of common stock ($2,500,000); however, there is no assurance that such successful efforts will continue during the twelve months subsequent to the date these condensed consolidated unaudited financial statements are issued.

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

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

These condensed consolidated audited financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its inactive, wholly owned subsidiary. All intercompany transactions and balances have been eliminated.

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

E-WASTE CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2021

(UNAUDITED)

Significant estimates during the three months ended May 31, 2021, include uncertain tax positions, and the valuation allowance on deferred tax assets.

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

The three tiers are defined as follows:

●	Level 1 — Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets;

●	Level 2 — Observable inputs other than quoted prices in active markets that are observable either directly or indirectly in the marketplace for identical or similar assets and liabilities; and

●	Level 3 — Unobservable inputs that are supported by little or no market data, which require the Company to develop its own assumptions.

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

The Company’s financial instruments, including cash, accounts payable and accrued expenses, are carried at historical cost. At May 31, 2021 and February 28, 2021, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At May 31, 2021 and February 28, 2021, respectively, the Company did not have any cash equivalents.

E-WASTE CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2021

(UNAUDITED)

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of May 31, 2021 and February 28, 2021, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

As of May 31, 2021, tax years 2018-2021 remain open for IRS audit.

Basic and Diluted Earnings (Loss) per Share

Pursuant to ASC 260-10-45, basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the periods presented. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares may consist of common stock issuable for stock options and warrants (using the treasury stock method), convertible notes and common stock issuable. These common stock equivalents may be dilutive in the future. At May 31, 2021 and February 28, 2021, the Company did not have any potential dilutive securities.

The computation of basic and diluted loss per share for May 31, 2021 and February 28, 2021 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	May 31, 2021	May 31, 2020
Warrants (Exercise price - $4.50/share)	5,000,000	—

Total	5,000,000	—

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

E-WASTE CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2021

(UNAUDITED)

Note 3 – Advance

On May 25, 2021, the Company entered into a binding letter of intent (the “EZRaider LOI”) with EZRaider Global, Inc., a privately held Nevada company (“EZ Global”), and EZRaider, LLC, a Washington limited liability company (“EZRaider”), which contemplates the EZ Global’s acquisition of DS Raider, Ltd., an Israeli company (“DS Israel”), the consummation of a reverse merger by and among the Company, its acquisition subsidiary and EZ Global, and related transactions.

On May 25, 2021, the parties to the EZRaider LOI also entered into a side letter-agreement (the “Side Letter”) that further memorialized the understanding between EZ Global and the Company. Pursuant to the Side Letter, the Company wired $2,000,000 to EZ Global to enable EZ Global to, among other things: (a) commence an audit of EZ Global and EZRaider; (b) renegotiate the closing date for EZRaider’s acquisition of DS Israel, and (c) fulfill its obligations under the definitive purchase agreement with DS Israel for such acquisition.

The consummation of the transactions contemplated by the EZRaider LOI and the Side Letter are contingent upon the parties entering into definitive agreements and satisfaction of the closing conditions set forth in these agreements and other conditions, including, but not limited to, satisfactory completion by the Company and EZ Global of all necessary business and legal due diligence, and the completion of audited financial statements of EZ Global.

For the three months ended May 31, 2021, the Company recorded $2,000,000 as an advance to EZRaider.

Note 4 – Notes Payable and Accrued Interest – Related Parties

The Company had two (2) outstanding notes payable to related parties.  As of May 31, 2021, the notes and the accrued interest were repaid in full.

The following represents a summary of the Company’s notes payable – related parties, key terms and outstanding balances at May 31, 2021 and February 28, 2021, respectively:

Terms	Note Payable	Note Payable

Issuance date of note	September 25, 2020	November 25, 2020
Term	1 year	1 year
Maturity date	September 25, 2021	November 25, 2021
Interest rate	8%	6%
Collateral	Unsecured	Unsecured

Note Date	September 25, 2020	November 25, 2020	Total

Principal	$255,000	$150,000	$405,000

Balance - February 28, 2021	$255,000	$150,000	$405,000
Repayments	(255,000)	(150,000)	(405,000)
Balance - May 31, 2021	$—	$—	$—

	Accrued Interest Payable
	September 25, 2020	November 25, 2020	Total

Balance - February 28, 2021	$3,400	$—	$3,400
Interest payable	2,818	1,184	4,002
Interest payments	(6,218)	(1,184)	(7,402)
Balance - May 31, 2021	$—	$—	$—

E-WASTE CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2021

(UNAUDITED)

On March 25, 2021, the Company paid $5,100 in interest expense related to the September 25, 2020, note. Additionally, on April 14, 2021, the Company accrued $1,118 in interest expense. On April 14, 2021, the remaining note principal of $255,000 and accrued interest of $1,118 were repaid in full.

On April 14, 2021, the Company accrued $1,184 in interest expense related to the November 25, 2020, note. On April 14, 2021, the remaining note principal of $150,000 and accrued interest of $1,184 were repaid in full.

Note 5 – Advances Payable – Former Related Party and Change in Control

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

The following represents a summary of the Company’s advances – former related party, key terms and outstanding balances at  February 28, 2021, respectively:

Terms	Advances

Issuance date of advances	Various
Term	Due on demand
Interest rate	0%
Collateral	Unsecured

Balance - February 29, 2020	$404,988
Advances	42,463
Repayments	(252,750)
Forgiveness of advances	(194,701)
Balance - February 28, 2021	$—

Note 6 – Commitments

Operating Lease Agreement – Related Party

On September 25, 2020, the Company entered into a one-year operating lease with a family member of a significant stockholder for its office space at a monthly rate of $250. The lease agreement can be terminated by either party at any time, with 30 days written notice.

For the three months ended May 31, 2021 and 2020, the Company recorded rent expense of $750 and $0, respectively, which is included as a component of general and administrative expenses on the accompanying consolidated statements of operations.

Effective June 30, 2021, the Company terminated the lease agreement (See Note 8).

E-WASTE CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2021

(UNAUDITED)

Consulting Agreement – Related Party

On October 1, 2020, the Company entered into a one-year consulting agreement with an entity having an owner that is a family member of a significant stockholder. Services are for financial and strategic advice. The consultant is paid $2,500 per month over the term of the agreement. The consulting agreement can be terminated by either party at any time, with 30 days written notice.  For the three months ended May 31, 2021 and 2020, the Company recorded consulting fee expense of $5,000 and $0, respectively, which is included on the accompanying consolidated statements of operations. On April 26, 2021, the Company terminated the consulting agreement.

On May 7, 2021, the Company appointed Mr. Mermel, the Principal Executive Officer, Principal Financial and Accounting Officer.  In consideration for his services the Company will pay Mr. Mermel $8,000 per month.

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

For the three months ended May 31, 2021 and 2020, the Company recorded consulting fee expense of $12,000 and $0, respectively, which is included on the accompanying consolidated statements of operations.

On May 7, 2021, as part of the restructuring of the Company’s management, the Company and the consultant mutually agreed to terminate the Consulting Agreement.

On May 31, 2021, but effective April 26, 2021, the Company executed a month-to month consulting agreement with a third party to provide consulting services. The consulting agreement can be terminated by either party at any time, with 30 days written notice. The consultant will be paid $5,000 per month.

Note 7 – Stockholders’ Deficit

Equity Transactions

Stock and Warrants Issued for Cash

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

As of the date of this report, no warrants have been exercised.

E-WASTE CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2021

(UNAUDITED)

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Balance, February 28, 2021	—	—	—
Granted	5,000,000	$4.50	1.67
Exercised	—	—	—
Cancelled/Forfeited	—	—	—
Balance, May 31, 2021	5,000,000	$4.50	1.67
Intrinsic Value	$21,500,000	—	—

For the three months ended May 31, 2021, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$4.50	5,000,000	1.67	$21,500,000

Stock Issued for Cash – Related Parties

During 2021, the Company issued 1,000,000 shares of common stock for an aggregate of $50,000 ($0.05/share).

Contribution of Capital – Former Related Party

During 2021, the former controlling stockholder of the Company contributed $2,500.

Note 8 – Subsequent Events

On June 30, 2021, the Company terminated the September 25, 2020, lease agreement with a related party.

On July 1, 2021, the Company entered a six-month operating lease with at a rate of $300 per month with an option to renew at the end of six months at a rate of $350 per month.  The lease agreement can be terminated by either party at any time, with 30 days written notice.

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

The audited financial statements for our fiscal year ended February 28, 2021, contained in our Annual Report, include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

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

Going forward, we intend to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders. See Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors,” in our Annual Report for the fiscal year ended. February 28, 2021, filed with the SEC on June 11, 2021, for additional information and risks associated with our proposed business plan.

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

Recent Developments

On April 12, 2021, the Company entered into subscription agreements (each, a “Subscription Agreement”) with three “accredited investors” (the “Subscribers”), pursuant to which the Company sold the Subscribers a total of 2,500,000 units of the Company’s securities (the “Units”), at a purchase price of $1.00 per Unit, for gross proceeds to the Company of $2,500,000 (the “Offering”). Each Unit consisted of (a) one share (the “Shares”) of the Company’s Common Stock, and (b) warrants to purchase two additional shares of the Company’s Common Stock (the “Warrant Shares”) until January 31, 2023, at an exercise price of $4.50 per share (the “Warrants”). The Company is using the net proceeds from the sales of the Units for working capital, general corporate purposes, and to seek and engage in, a business combination with a private entity whose business presents an opportunity for our shareholders.

On May 7, 2021, as part of the restructuring of the Company’s management, the Company and Benzions LLC, a Delaware limited liability company (“Benzions”), mutually agreed to terminate a consulting agreement between the parties (the “Benzions Consulting Agreement”), and John Rollo, who was at that time the Company’s President, Secretary and Treasurer, and sole member of the Company’s board of directors, resigned from all positions he held with the Company, and simultaneously appointed Elliot Mermel, who was the principal of Benzions, as the Company’s President, Secretary and Treasurer, and as the sole member of the Company’s Board.

On May 25, 2021, the Company entered into a binding letter of intent (the “EZRaider LOI”) with EZRaider Global, Inc., a privately held Nevada company (“EZ Global”), and EZRaider, LLC, a Washington limited liability company (“EZRaider”), which contemplates EZ Global’s acquisition of DS Raider, Ltd., an Israeli company (“DS Israel”), the consummation of a reverse merger by and among the Company, its acquisition subsidiary and EZ Global, and related transactions.

On May 25, 2021, the parties to the EZRaider LOI also entered into a side letter-agreement (the “Side Letter”) that further memorialized the understanding between EZ Global and the Company. Pursuant to the Side Letter, the Company wired $2,000,000 to EZ Global to enable EZ Global to, among other things: (a) commence an audit of EZ Global and EZRaider; (b) renegotiate the closing date for EZRaider’s acquisition of DS Israel, and (c) fulfill its obligations under the definitive purchase agreement with DS Israel for such acquisition.

The consummation of the transactions contemplated by the EZRaider LOI and the Side Letter are contingent upon the parties entering into definitive agreements and satisfaction of the closing conditions set forth in these agreements and other conditions, including, but not limited to, satisfactory completion by the Company and EZ Global of all necessary business and legal due diligence, and the completion of audited financial statements of EZ Global.

On June 18, 2021, the Company entered into a termination of lease agreement (the “Termination of Lease Agreement”) with Tryon Capital, LLC (“Tryon”), pursuant to which the parties terminated the lease under which the Company was renting office space from Tryon for $250 per month, effective as of June 30, 2021.

On July 1, 2021, the Company entered into a new lease agreement with Benchmark Capital LLC (the “Lease Agreement”), pursuant to which the Company is renting its new office space, located at 500 W. 5th Street, Suite 800, Winston Salem, NC 27101, for a period of six months, at a rate of $300 per month. The Lease Agreement provides that it can be terminated by either party at any time, upon 30 days written notice, or renewed for an additional six-month period at a rate of $350 per month.

Results of Operations

Three-Month Period Ended May 31, 2021, Compared to Three-Month Period Ended May 31, 2020

Revenues and Other Income

During the three-month periods ended May 31, 2021 and 2020, we did not realize any revenues from operations.

Operating Expenses

Operating expenses, consisting primarily of general and administrative expenses (including professional fees and consulting fees – related party) totaled $99,079 in the three-month period ended May 31, 2021, compared to $20,625 in the three-month period ended May 31, 2020, which consisted primarily of professional fees.  The increase of $78,454, or approximately 380.4%, was due to an increase in legal fees related to the Company’s recent financing activities and entry into a consulting agreement.

Interest Expense

Interest expense increased by $4,001 to $4,001 for the three-month period ended May 31, 2021, from $0 for the three-month period ended May 31, 2020.  The increase was primarily due to interest on certain Company loans.

Net Loss

As a result of the foregoing, we incurred a net loss of $103,080, or $0.01 per share, for the three months ended May 31, 2021, compared to a net loss of $20,625, or $0 per share, for the corresponding period ended May 31, 2020.

Liquidity and Capital Resources

As of the date of this report, we had yet to generate any revenues from our business operations.

On April 12, 2021, the Company sold 2,500,000 Units of the Company’s securities at a purchase price of $1.00 per Unit, to three “accredited investors” for cash proceeds of $2,500,000.  The Company is using the net proceeds from the sales of the Units for working capital, general corporate purposes, and to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business represents an opportunity for our shareholders.

On May 25, 2021, the Company advanced $2,000,000 to EZ Global in connection with a potential business combination between the Company and EZ Global.

As of May 31, 2021, we had total assets of $2,166,426, consisting of $166,426 in cash, and $2,000,000 in advances pursuant to the Side Letter with EZ Global. Our current liabilities as of March 31, 2021, were $52,495, which is comprised of $52,495 in accounts payable and accrued expenses.

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

We have a history of operating losses and negative cash flow. These conditions raise substantial doubt about our ability to meet all of our obligations over the twelve months following the filing of this Form 10-Q. Management has evaluated these conditions and concluded that current plans will alleviate this concern.  We currently have no debt obligations to related parties.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities for the three months ended May 31, 2021 and 2020:

	For the three months ended May 31, 2021	For the three months ended May 31, 2020
	(Unaudited)	(Unaudited)

Net Cash Used in Operating Activities	$(55,813)	$(20,625)
Net Cash Used in Investing Activities	$(2,000,000)	—
Net Cash Provided by Financing Activities	$2,095,000	$20,625
Net Increase in Cash and Cash Equivalents	$(39,187)	$—

For the three months ended May 31, 2021, net cash used in operations of $55,813 was the result of a net loss of $103,080, offset an increase in accounts payable and accrued expense of $50,667, and a decrease in accrued interest payable – related party of $3,400.

For the three months ended May 31, 2020, net cash used in operations of 20,625, was the result of a net loss of $20,625.

Net cash used our investing activities were $2,000,000 and $0 for the three months ended May 31, 2021, and May 31, 2020, respectively. The increase was attributable to issuance of advance of $2,000,000 to pursuant to the Side Letter with EZ Global.

Our financing activities resulted in a cash inflow of $2,095,000 for the three months ended May 31, 2021, which is represented by $405,000 repayment of note payable – related party and $2,500,000 of proceeds from common stock issuance for cash.  Our financing activities resulted in a cash inflow of $20,625 for the three months ended May 31, 2020, which is represented by $20,625 in proceeds from a former related party.

As reflected in the accompanying condensed consolidated unaudited financial statements, the Company used cash in operations of $55,813, has an accumulated deficit of $677,035, and has a net loss of $103,080 for the three months ended May 31, 2021.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying unaudited consolidated financial statements, for the three months ended May 31, 2021, the Company had:

●	Net loss of $103,080; and
●	Net cash used in operations was $55,813.

Additionally, at May 31, 2021, the Company had:

●	Accumulated deficit of $677,035;
●	Stockholders’ equity of $2,113,931; and
●	Working capital of $113,931.

The Company has cash on hand of $166,426 at May 31, 2021. Although the Company intends to raise additional debt or equity capital, the Company expects to continue to incur significant losses from operations and have negative cash flows from operating activities for the near-term.  These losses could be significant as the Company seeks a merger candidate.  The Company will have continuing expenses related to compensation, professional fees, and regulatory.

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the three months ending May 31, 2021, and our current capital structure including equity-based instruments and our obligations and debts.

During the three months ended May 31, 2021, the Company has satisfied its obligations from the sale of common stock for gross proceeds of $2,500,000.  However, there is no assurance that the Company will be able to raise additional funds through the sale of its securities during the twelve months subsequent to the date these condensed consolidated financial statements are issued.

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

Management’s strategic plans include the following:

●	Pursuing additional capital raising opportunities;
●	Seeking an acquisition or merger candidate; and
●	Identifying unique market opportunities that represent potential positive short-term cash flow.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation we conducted on the effectiveness of our internal control over financial reporting as of May 31, 2021, that occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as previously reported in our Current Reports on Form 8-K, or prior periodic reports, we did not sell any unregistered securities during the three-month period ended May 31, 2021, or subsequent period through the date hereof.

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

10.1

Termination of Consulting Agreement, dated as of May 7, 2021, by and between E-Waste Corp. and Benzions LLC (Filed with the SEC on May 13, 2021, as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 7, 2021, which exhibit is incorporated herein by reference)

10.2

Letter of Intent, dated as of May 25, 2021, by and among the Company, EZ Global and EZRaider (Filed with the SEC on June 1, 2021, as exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 25, 2021, which exhibit is incorporated herein by reference)

10.3

Side Letter-Agreement, dated as of May 25, 2021, by and among the Company, EZ Global and EZRaider (Filed with the SEC on June 1, 2021, as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated May 25, 2021, which exhibit is incorporated herein by reference)

10.4*	Termination of Lease Agreement, dated June 18, 2021, by and between E-Waste Corp. and Tryon Capital, LLC

31.1 / 31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial and Accounting Officer

32.1 / 32.2*	Rule 1350 Certification of Chief Executive and Financial and Accounting Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

E-WASTE CORP.

Dated: July 15, 2021	By:	/s/ Elliot Mermel
	Name:	Elliot Mermel
	Title:	President, Treasurer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)