Form 10-Q
period 2021-08-31
EZRaider Co.
filed 2021-10-15
CIK 1543066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  August 31, 2021

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number:  333-180251

EZRAIDER CO.
(Exact name of registrant as specified in its charter)

Florida	45-4390042
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1303 Central Ave S, Unit D Kent, WA 98032
(Address of principal executive offices)

(833) 724-3378
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

Yes  ☐    No  ☒

As of October 15, 2021, there were 41,070,000 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

EZRAIDER CO.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2021

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2021 (“Annual Report”), filed with the SEC on June 11, 2021. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

EZRAIDER CO. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	August 31, 2021	February 28, 2021
	(Unaudited)	(Audited)

Assets

Current Assets
Cash	$13,709	$127,239
Interest receivable	11,635	—
Total Current Assets	25,344	127,239

Note Receivable	2,000,000	—

Total Assets	$2,025,344	$127,239

Liabilities and Stockholders’ Equity(Deficit)

Current Liabilities
Accounts payable and accrued expenses	$22,834	$1,828
Accrued interest payable - related parties	—	3,400
Notes payable - related parties	—	405,000
Total Current Liabilities	22,834	410,228

Commitments	—	—

Stockholders’ Equity(Deficit)
Common stock, $0.0001 par value, 250,000,000 shares authorized 12,500,000 and 10,000,000 shares issued and outstanding, respectively	1,250	1,000
Additional paid-in capital	2,789,716	289,966
Accumulated deficit	(788,456)	(573,955)
Total Stockholders’ Equity(Deficit)	2,002,510	(282,989)

Total Liabilities and Stockholders’ Equity(Deficit)	$2,025,344	$127,239

See accompanying notes to condensed consolidated financial statements.

EZRAIDER CO. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended August 31, 2021 and 2020

(Unaudited)

	For the Three Months Ended August 31,	For the Three Months Ended August 31,	For the Six Months Ended August 31,	For the Six Months Ended August 31,
	2021	2020	2021	2020

Operating expenses
General and administrative expenses	$99,093	$8,184	$193,172	$28,809
Consulting fees - related party	24,000	—	29,000	—
Total operating expenses	123,093	8,184	222,172	28,809

Loss from operations	(123,093)	(8,184)	(222,172)	(28,809)

Other income(expense)
Interest Income	11,672	—	11,672	—
Interest expense	—	—	(4,001)	—
Total other income(expenses) - net	11,672	—	7,671	—

Net loss	$(111,421)	$(8,184)	$(214,501)	$(28,809)

Loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average number of shares - basic and diluted	12,500,000	12,000,000	12,500,000	12,000,000

See accompanying notes to condensed consolidated financial statements.

EZRAIDER CO. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

for the Three and Six Months Ended August 31, 2021 and 2020

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

May 31, 2021	12,500,000	$1,250	$2,789,716	$(677,035)	$2,113,931

Net loss - three months ended August 31, 2021	—	—	—	(111,421)	(111,421)

August 31, 2021 (Unaudited)	12,500,000	$1,250	$2,789,716	$(788,456)	$2,002,510

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

May 31, 2020	12,000,000	$1,200	$42,565	$(483,032)	$(439,267)

Net loss - three months ended August 31, 2020	—	—	—	(8,184)	(8,184)

August 31, 2020 (Unaudited)	12,000,000	$1,200	$42,565	$(491,216)	$(447,451)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

February 28, 2021	10,000,000	$1,000	$289,966	$(573,955)	$(282,989)

Stock issued for cash ($1.00/share)	2,500,000	250	2,499,750	—	2,500,000

Net loss - six months ended August 31, 2021	—	—	—	(214,501)	(214,501)

August 31, 2021 (Unaudited)	12,500,000	$1,250	$2,789,716	$(788,456)	$2,002,510

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

February 29, 2020	12,000,000	$1,200	$42,565	$(462,407)	$(418,642)

Net loss - six months ended August 31, 2020	—	—	—	(28,809)	(28,809)

August 31, 2020 (Unaudited)	12,000,000	$1,200	$42,565	$(491,216)	$(447,451)

See accompanying notes to condensed consolidated financial statements.

EZRAIDER CO. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flow

For the Six Months Ended August 21, 2021 and 2020

(Unaudited)

	For the Six Months Ended August 31,	For the Six Months Ended August 31,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(214,501)	$(28,809)
Adjustments to reconcile net loss to net cash used in operations
Changes in operating assets and liabilities
Increase (decrease) in
Accounts payable and accrued expenses	21,006	—
Accrued interest payable - related parties	(3,400)	—
Net cash used in operating activities	(196,895)	(28,809)

Cash Flows from Investing Activities
Note receivable - related party	(2,000,000)	—
Interest receivable - related party	(11,635)	—
Net cash used in investing activities	(2,011,635)	—

Cash Flows from Financing Activities
Repayment of notes payable - related parties	(405,000)	—
Proceeds from advances - former related party	—	28,809
Common stock issued for cash	2,500,000	—
Net cash provided by financing activities	2,095,000	28,809

Net decrease in cash	(113,530)	—

Cash - beginning of period	127,239	—

Cash - end of period	$13,709	$—

Supplemental disclosure of cash flow information
Cash paid for interest	$3,400	$—
Cash paid for income tax	$—	$—

See accompanying notes to condensed consolidated financial statements.

EZRAIDER CO. AND SUBSIDIARY

(F/K/A E-WASTE CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2021

(UNAUDITED)

Note 1 – Presentation and Nature of Operations

Presentation and Nature of Operations

On August 28, 2021, the Company filed a Certificate of Amendment with the Secretary of State of the State of Florida in order to effectuate a name change to EZRaider Co. The Certificate of Amendment became effective on September 3, 2021 (See Note 8).

EZRaider Co (f/k/a E-Waste Corp.) (the “Company”) was organized in the State of Florida on January 26, 2012, to develop an e-waste recycling business. The Company was not successful in its efforts and discontinued that line of business. Since that time, the Company has been a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).

On September 14, 2021, our wholly owned subsidiary, E-Waste Acquisition Corp., a Delaware corporation, merged with and into EZRaider Global, Inc., a private Nevada corporation (“EZ Global”). EZ Global was the surviving corporation in the Merger and became our wholly owned subsidiary. All of the outstanding shares of capital stock of EZ Global, were exchanged for 28,550,000 shares of our common stock, $0.0001 par value per share. As a result of the Merger, we discontinued our prior activities, which consisted primarily of seeking a business for a merger or acquisition, and acquired the business of EZ Global. We will continue the existing business operations of EZ Global, and its wholly-owned subsidiary, EZ Raider, LLC, a Washington limited liability company (“EZ Raider, LLC”), as a publicly-traded company under the name “EZRaider Co.” (See Note 8).

As of the effectiveness of the Merger, Elliot Mermel, who was our President, Secretary and Treasurer prior to the Merger, resigned from these positions, and Moshe Azarzar was appointed as our Chief Executive Officer, President, Secretary, Treasurer and Director (See Note 8).

Previously, on May 7, 2021, John Rollo, the Company’s President, Treasurer and Secretary, and the sole member of the Company’s board of directors, resigned from all positions he held with the Company and simultaneously appointed Elliot Mermel as the Company’s President, Secretary and Treasurer, and as the sole member of the Company’s board of the directors.

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

As reflected in the accompanying unaudited consolidated financial statements, for the six months ended August 31, 2021, the Company had:

●	Net loss of $214,501; and

●	Net cash used in operations was $196,895.

EZRAIDER CO. AND SUBSIDIARY

(F/K/A E-WASTE CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2021

(UNAUDITED)

Additionally, at August 31, 2021, the Company had:

●	Accumulated deficit of $788,456

●	Stockholders’ equity of $2,002,510; and

●	Working deficit of $2,510.

The Company has cash on hand of $13,709 at August 31, 2021. Although the Company intends to raise additional debt or equity capital, the Company expects to continue to incur significant losses from operations and have negative cash flows from operating activities for the near-term. These losses could be significant. The Company will have continuing expenses related to compensation, professional fees, and regulatory.

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

During the six months ended August 31, 2021, the Company has satisfied its obligations from the sale of $2,500,000 of common stock; however, there is no assurance that such successful efforts will continue during the twelve months subsequent to the date these condensed consolidated unaudited financial statements are issued.

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

Management’s strategic plans include the following:

●	Pursuing additional capital raising opportunities,

●	Investing in the development and growth of EZ Global’s electric vehicles business;

●	Seeking additional acquisition or merger candidates; and

●	Identifying unique market opportunities that represent potential positive short-term cash flow.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

These condensed consolidated audited financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its inactive, wholly owned subsidiary. All intercompany transactions and balances have been eliminated.

EZRAIDER CO. AND SUBSIDIARY

(F/K/A E-WASTE CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2021

(UNAUDITED)

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

Significant estimates during the three and six months ended August 31, 2021, include uncertain tax positions, and the valuation allowance on deferred tax assets.

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

The Company’s financial instruments, including cash, accounts payable and accrued expenses, are carried at historical cost. At August 31, 2021 and February 29, 2021, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

EZRAIDER CO. AND SUBSIDIARY

(F/K/A E-WASTE CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2021

(UNAUDITED)

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At August 31, 2021 and February 29, 2021, respectively, the Company did not have any cash equivalents.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of August 31, 2021 and February 28, 2021, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

As of August 31, 2021, tax years 2018-2021 remain open for IRS audit.

Basic and Diluted Earnings (Loss) per Share

Pursuant to ASC 260-10-45, basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the periods presented. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares may consist of common stock issuable for stock options and warrants (using the treasury stock method), convertible notes and common stock issuable. These common stock equivalents may be dilutive in the future. At August 31, 2021 and February 29, 2021, the Company did not have any potential dilutive securities.

The computation of basic and diluted loss per share for August 31, 2021 and February 28, 2021 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	August 31, 2021	August 31, 2020
Warrants (Exercise price - $4.50/share)	5,000,000	—

Total	5,000,000	—

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

EZRAIDER CO. AND SUBSIDIARY

(F/K/A E-WASTE CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2021

(UNAUDITED)

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

Reclassifications

Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the consolidated results of operations, stockholders’ deficit, or cash flows.

Note 3 – Note Receivable

On May 25, 2021, the Company entered into a binding letter of intent (the “EZ Raider LOI”) with EZ Raider Global, Inc., a privately held Nevada company (“EZ Global”), and EZ Raider, LLC, a Washington limited liability company (“EZ Raider”), which contemplates EZ Global’s acquisition of DS Raider, Ltd., an Israeli company (“DS Israel”), the consummation of a reverse merger by and among the Company, its acquisition subsidiary and EZ Global, and related transactions.

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

On July 19, 2021, the Company reclassified this $2,000,000 advance as a note receivable. The note bears interest at a rate of 5% and is secured by certain pledged collateral. The outstanding principal and accrued interest is due on November 26, 2021. However, if the proposed revere merger is consummated prior to the note’s maturity date, the outstanding principal and any accrued and unpaid interest will be forgiven, and the note shall be deemed to be repaid in full.

For the six months ended August 31, 2021, the Company recorded a $2,000,000 note receivable and $11,635 interest receivable from EZ Raider.

On September 14, 2021, our wholly owned subsidiary, E-Waste Acquisition Corp., a Delaware corporation, merged with and into EZ Global. EZ Global was the surviving corporation in the Merger and became our wholly owned subsidiary. All of the outstanding shares of capital stock of EZ Global, were exchanged for 28,550,000 shares of our common stock, $0.0001 par value per share. As a result of the Merger the outstanding note receivable balance of $2,000,000 and accrued interest of $11,635 resulted in a loss on forgiveness of note receivable and related accrued interest of $2,011,635. Since the transaction occurred with a related party, accordingly, there is no loss recorded in the consolidated statements of operations. The loss will be charged to additional paid in capital, as this is deemed to be a capital transaction (See Note 8).

Note 4 – Notes Payable and Accrued Interest – Related Parties

The Company had two (2) outstanding notes payable to related parties. As of August 31, 2021, the notes and the accrued interest were repaid in full.

EZRAIDER CO. AND SUBSIDIARY

(F/K/A E-WASTE CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2021

(UNAUDITED)

The following represents a summary of the Company’s notes payable – related parties, key terms and outstanding balances at August 31, 2021 and February 29, 2021, respectively:

Terms	Note Payable	Note Payable

Issuance date of note	September 25, 2020	November 25, 2020
Term	1 year	1 year
Maturity date	September 25, 2021	November 25, 2021
Interest rate	8%	6%
Collateral	Unsecured	Unsecured

Note Date	September 25, 2020	November 25, 2020	Total

Principal	$255,000	$150,000	$405,000

Balance - February 28, 2021	$255,000	$150,000	$405,000
Repayments	(255,000)	(150,000)	(405,000)
Balance - August 31, 2021	$—	$—	$—

	Accrued Interest Payable
	September 25, 2020	November 25, 2020	Total

Balance - February 28, 2021	$3,400	$—	$3,400
Interest payable	2,818	1,184	4,002
Interest payments	(6,218)	(1,184)	(7,402)
Balance - August 31, 2021	$—	$—	$—

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

EZRAIDER CO. AND SUBSIDIARY

(F/K/A E-WASTE CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2021

(UNAUDITED)

The following represents a summary of the Company’s advances – former related party, key terms and outstanding balances at February 28, 2021, respectively:

Terms	Advances

Issuance date of advances	Various
Term	Due on demand
Interest rate	0%
Collateral	Unsecured

Balance - February 29, 2020	$404,988
Advances	42,463
Repayments	(252,750)
Forgiveness of advances	(194,701)
Balance - August 31, 2021	$—

Note 6 – Commitments

Operating Lease Agreement – Related Party

On September 25, 2020, the Company entered into a one-year operating lease with a family member of a significant stockholder for its office space at a monthly rate of $250. The lease agreement can be terminated by either party at any time, with 30 days written notice.

For the three months ended August 31, 2021 and 2020, the Company recorded rent expense of $250 and $0, respectively.

For the six months ended August 31, 2021 and 2020, the Company recorded rent expense of $1,000 and $0, respectively.

Rent expense is included as a component of general and administrative expenses on the accompanying consolidated statements of operations.

Effective June 30, 2021, the Company terminated the lease agreement.

Operating Lease Agreement

On July 1, 2021, the Company entered a six-month operating lease with at a rate of $300 per month with an option to renew at the end of six months at a rate of $350 per month. The lease agreement can be terminated by either party at any time, with 30 days written notice.

For the three months ended August 31, 2021 and 2020, the Company recorded rent expense of $600 and $0, respectively.

For the six months ended August 31, 2021 and 2020, the Company recorded rent expense of $600 and $0, respectively.

Rent expense is included as a component of general and administrative expenses on the accompanying consolidated statements of operations.

Consulting Agreement – Related Party

On October 1, 2020, the Company entered into a one-year consulting agreement with an entity having an owner that is a family member of a significant stockholder. Services are for financial and strategic advice. The consultant is paid $2,500 per month over the term of the agreement. The consulting agreement can be terminated by either party at any time, with 30 days written notice. On April 26, 2021, the Company terminated the consulting agreement. For the six months ended August 31, 2021 and 2020, the Company recorded consulting fee expense of $5,000 and $0, respectively, which is included on the accompanying consolidated statements of operations.

EZRAIDER CO. AND SUBSIDIARY

(F/K/A E-WASTE CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2021

(UNAUDITED)

On May 7, 2021, the Company appointed Mr. Mermel, as President, Secretary and Treasurer. In consideration for his services the Company will pay Mr. Mermel $8,000 per month. For the six months ended August 31, 2021, and 2020, the Company recorded consulting fee expense of $24,000 and $0, respectively, which is included on the accompanying consolidated statements of operations.

Consulting Agreement

On December 1, 2020, the Company executed a one-year consulting agreement with a third party to provide consulting services including investor relations, analysis of potential merger candidates, social media development and other general financial services. The consulting agreement can be terminated by either party at any time, with 30 days written notice. The consultant will be paid $4,000 per month.  On May 7, 2021, as part of the restructuring of the Company’s management, the Company and the consultant mutually agreed to terminate the Consulting Agreement. For the six months ended August 31, 2021, and 2020, the Company recorded consulting fee expense of $12,000, and $0 respectively, which is included on the accompanying consolidated statements of operations.

On May 31, 2021, but effective April 26, 2021, the Company executed a month-to-month consulting agreement with a third party to provide consulting services. The consulting agreement can be terminated by either party at any time, with 30 days written notice. The consultant will be paid $5,000 per month.   For the six months ended August 31, 2021 and 2020, the Company recorded consulting fee expense of $15,000 and $0, respectively, which is included on the accompanying consolidated statements of operations.

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

As of the date of this report, no warrants have been exercised.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Balance, February 28, 2021	—	—	—
Granted	5,000,000	$4.50	1.67
Exercised	—	—	—
Cancelled/Forfeited	—	—	—
Balance, August 31, 2021	5,000,000	$4.50	1.42
Intrinsic Value	$23,750,000	—	—

EZRAIDER CO. AND SUBSIDIARY

(F/K/A E-WASTE CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2021

(UNAUDITED)

For the six months ended August 31, 2021, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$4.50	5,000,000	1.42	$23,750,000

Stock Issued for Cash – Related Parties

During 2021, the Company issued 1,000,000 shares of common stock for an aggregate of $50,000 ($0.05/share).

Contribution of Capital – Former Related Party

During 2021, the former controlling stockholder of the Company contributed $2,500.

Note 8 – Subsequent Events

On August 28, 2021, the Company filed a Certificate of Amendment with the Secretary of State of the State of Florida in order to effectuate a name change to EZRaider Co. The Certificate of Amendment became effective on September 3, 2021 (See Note 1).

On September 14, 2021, EZ Global entered an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with EZRaider Co. f/k/a E-Waste Corp., and E-Waste Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of EZRaider Co. (the “Acquisition Subsidiary”), pursuant to which on September 14, 2021, the Acquisition Subsidiary merged with and into EZ Global (the “Merger”), and EZ Global remained as the surviving entity after the Merger. Pursuant to the terms of the Merger Agreement, EZRaider Co. issued an aggregate of 28,550,000 shares of its common stock to the stockholders of EZ Global in exchange for their capital stock of EZ Global. As a result of the Merger the outstanding note receivable balance of $2,000,000 and accrued interest of $11,635 resulted in a loss on forgiveness of note receivable and related accrued interest of $2,011,635. Since the transaction occurred with a related party, accordingly, there is no loss recorded in the consolidated statements of operations. The loss will be charged to additional paid in capital, as this is deemed to be a capital transaction (See Notes 1 and 3).

As of the effectiveness of the Merger, Elliot Mermel, who was our President, Secretary and Treasurer prior to the Merger, resigned from these positions, and Moshe Azarzar was appointed as our Chief Executive Officer, President, Secretary, Treasurer and Director (See Note 1).

In connection with the Merger, immediately prior to the closing of the Merger, our majority shareholder, cancelled 1,300,000 shares of the Company’s Common Stock that it held, which shares were returned to the authorized but unissued shares of Common Stock of the Company.

Subsequent to August 31, 2021 and in connection with the merger the Company closed a private placement offering of 1,320,000 shares of Common Stock at a purchase price of $1.00 per share, for gross proceeds of $1,320,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein. You should carefully review the risks described herein and in other documents we file from time to time with the SEC.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

Basis of Presentation

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on our unaudited financial statements contained in this Quarterly Report on Form 10-Q (“Quarterly Report”), which we have prepared in accordance with United States generally accepted accounting principles.

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

All references in this Form 10-Q to the “Company,” “we,” “us,” or “our,” are to EZRaider Co. (formerly known as E-Waste Corp.). and its consolidated subsidiary.

General Overview

We were organized in the State of Florida on January 26, 2012, to develop an e-waste recycling business.  We were not successful in our efforts and discontinued that line of business.  Since that time, our business plan has primarily been to seek a business combination with a private entity whose business presented an opportunity for our shareholders.

On November 29, 2016, we formed a wholly owned Delaware subsidiary, E-Waste Acquisition Corp. (“Acquisition Sub”) in anticipation of a potential business combination we were considering at that time. We did not to proceed with that proposed business combination.

Recent Developments

Issuance of Secured Promissory Note

On July 19, 2021, we entered into a Loan Agreement (“Loan Agreement”) with EZRaider Global, Inc., a Nevada corporation (“EZ Global”), and EZ Raider, LLC, a Washington limited liability company (“EZ Raider” and, together with EZ Global, the “Borrowers”), to document a $2,000,000 loan the Company had previously advanced to the Borrowers on May 26, 2021 (the “Loan”). The proceeds of the Loan were to be used by the Borrowers to negotiate the terms of an agreement to acquire DS Raider, Ltd., an Israeli company in the electric vehicle business (“DS Israel”), and related transactions.

Pursuant to the Loan Agreement, the Borrowers issued the Company a Promissory Note, in the principal amount of $2,000,000 (the “Note”). The Note had an interest rate of 5% per annum. The outstanding principal, plus any accrued and unpaid interest thereon, was due and payable on November 26, 2021; provided, however, that if the proposed reverse merger among the Company and the Borrowers (the “Merger”) was consummated prior to the Note’s maturity date, all outstanding amounts due under the Note would be forgiven and the Borrowers would have no further obligations thereunder.

As further inducement for the Company to enter into the Loan Agreement and make the Loan to the Borrowers, the Borrowers executed and delivered to the Company a Pledge and Security Agreement (the “Pledge Agreement”), pursuant to which Moshe Azarzar, a principal of EZ Global and EZ Raider, granted the Company a first priority security interest in all of the shares and membership interests he owned in EZ Global and EZ Raider, respectively (the “Pledged Securities”). Mr. Azarzar agreed that, until the consummation of the contemplated Merger, or the repayment of the Loan, he would not directly or indirectly transfer, purchase or sell any equity interests in either EZ Global or EZ Raider without the prior written consent of the Company.

Upon the closing of the Merger (as further described below), the total outstanding amount due to the Company by the Borrowers under the Note, was deemed to be forgiven and the Note was cancelled. In connection with the cancellation of the Note, the first priority security interest of the Company in the Pledged Securities was released.

Name Change

On August 28, 2021, our board of directors (“Board”) authorized and approved the filing of Articles of Amendment to the Company’s Articles of Incorporation (the “Amendment”) to effect the change of the Company’s name from “E-Waste Corp.” to “EZRaider Co.” (the “Name Change”). On August 30, 2021, the holders of 6,975,000 shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), representing approximately 55.8% of the Company’s voting equity, approved the Name Change by written consent. On August 30, 2021, we filed the Amendment with the Florida Secretary of State, which became effective on September 3, 2021. The Name Change was effected in anticipation of our proposed Merger with EZ Global.

In connection with the Name Change, the Company submitted to the Financial Industry Regulatory Authority, Inc. (“FINRA”) a voluntary request for the change of the Company’s trading symbol from “EWST” to “EZRG” (the “Symbol Change”). The Name Change and Symbol Change were approved by FINRA on October 1, 2021, and became effective in the market on October 4, 2021.

Merger

On September 14, 2021 (the “Closing Date”), the Company, Acquisition Sub and EZ Global entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), pursuant to which Acquisition Sub merged with and into EZ Global, which was the surviving corporation and thus became our wholly-owned subsidiary.

Pursuant to the Merger, we acquired the business of EZ Global. EZ Global operates through its wholly-owned subsidiary, EZ Raider, which currently imports electric-powered, tactical manned vehicles, known “EZ Raider vehicles,” from D.S Raider. Pursuant to the Distribution Agreement, dated September 12, 2019, by and between D.S. Raider and EZ Raider, as extended on September 2, 2021 (the “Distribution Agreement”), EZ Global has the exclusive rights to sell and distribute EZ Raider vehicles in the United States through September 2, 2022.

At the closing of the Merger, all 10,687,430 shares of common stock of EZ Global were exchanged for 28,550,000 shares of our Common Stock, and issued to the shareholders of EZ Global, on a pro rata basis.

The Merger will be treated as a recapitalization of the Company for financial accounting purposes. EZ Global will be considered the acquirer for accounting purposes, and our historical financial statements before the Merger will be replaced with the historical financial statements of EZ Global in all future filings with the SEC.

The Merger is intended to be treated as a tax-free reorganization under Section 368(a)(2)(E) of the Internal Revenue Code of 1986, as amended.

Share Cancellation

In connection with the Merger, immediately prior to the closing of the Merger, our majority shareholder, Global Equity Limited, cancelled 1,300,000 shares of the Company’s Common Stock that it held, which shares were returned to the authorized but unissued shares of Common Stock of the Company (the “Share Cancellation”).

Private Placement Offering

Concurrently with the closing of the Merger, we consummated a private placement offering (the “Offering”), in which we sold 1,320,000 shares of our Common Stock at a purchase price of $1.00 per share (the “Offering Price”), for aggregate gross proceeds to the Company of $1,320,000.

The net proceeds from the Offering, in the amount of $1,310,000, were paid directly to D.S Raider as an advance in connection with the contemplated acquisition of D.S Raider by EZ Global, pursuant to a Share Purchase Agreement, dated as of February 10, 2021, by and between D.S Raider and EZ Global (the “Share Purchase Agreement”). Pursuant to the Share Purchase Agreement, EZ Global has the exclusive right to acquire D.S Raider through December 31, 2021, subject to certain conditions.

Changes to the Board of Directors and Executive Officers

As of the effectiveness of the Merger, Elliot Mermel, who was our President, Secretary and Treasurer prior to the Merger, resigned from these positions, and Moshe Azarzar was appointed as our Chief Executive Officer, President, Secretary and Director. Mr. Mermel, who served as our sole director prior to the Merger, remained as a member of our Board following the closing of the Merger, and we appointed Moshe Azarzar and Yoav Tilan to our Board.

Results of Operations

Three-Month Period Ended August 31, 2021, Compared to Three-Month Period Ended August 31, 2020

Revenues and Other Income

During the three-month periods ended August 31, 2021 and 2020, we did not realize any revenues from operations.

Operating Expenses

Operating expenses, consisting primarily of general and administrative expenses (including professional fees and consulting fees – related party) totaled $123,093 in the three-month period ended August 31, 2021, compared to $8,184 in the three-month period ended August 31, 2020, which consisted primarily of professional fees.  The increase of $114,909, or approximately 1,404%, was due to an increase in legal fees related to the Company’s recent financing activities and activities related to the Merger.

Interest Income

Interest income increased by $11,672 to $11,672 for the three months ended August 31, 2021 from $0.00 for the three months ended August 31, 2021. The increase was primarily due to interest on the Note.

Interest Expense

During the three-month periods ended August 31, 2021 and 2020, we had no interest expense.

Net Loss

As a result of the foregoing, we incurred a net loss of $111,421 or $0.01 per share, for the three months ended August 31, 2021, compared to a net loss of $8,184, or $0.00 per share, for the corresponding period ended August 31, 2020.

Six-Month Period Ended August 31, 2021, Compared to Six-Month Period Ended August 31, 2020

Revenues and Other Income

During the six-month periods ended August 31, 2021 and 2020, we did not realize any revenues from operations.

Operating Expenses

Operating expenses, consisting primarily of general and administrative expenses (including professional fees and consulting fees – related party) totaled $222,172 in the six-month period ended August 31, 2021, compared to $28,809 in the six-month period ended August 31, 2020, which consisted primarily of professional fees.  The increase of $193,363, or approximately 671%, was due to an increase in legal fees related to the Company’s recent financing activities and activities related to the Merger.

Interest Income

Interest income increased by $11,672 to $11,672 for the six months ended August 31, 2021 from $0.00 for the six months ended August 31, 2021. The increase was primarily due to interest on the Note.

Interest Expense

Interest expense increased by $4,001 to $4,001 for the six-month period ended August 31, 2021, from $0.00 for the six-month period ended August 31, 2020.  The increase was primarily due to interest on certain Company loans, which did not exist in the prior year.

Net Loss

As a result of the foregoing, we incurred a net loss of $214,501, or $0.02 per share, for the six months ended August 31, 2021, compared to a net loss of $28,809, or $0.00 per share, for the corresponding period ended August 31, 2020.

Liquidity and Capital Resources

As of the date of this Quarterly Report, we had yet to generate any revenues from our business operations.

On April 12, 2021, the Company sold 2,500,000 units (“Units”) of the Company’s securities at a purchase price of $1.00 per Unit, to three “accredited investors” for cash proceeds of $2,500,000. The Company was to use the net proceeds from the sales of the Units for working capital, general corporate purposes, and to seek and engage in a business combination with a private entity whose business represents an opportunity for our shareholders.

On May 25, 2021, the Company advanced the Loan in the amount of $2,000,000 to EZ Global and EZ Raider in anticipation of a potential business combination between the Company and EZ Global. Upon the closing of the Merger, and by the virtue of the Merger, the total outstanding amount due to the Company by EZ Global and EZ Raider under the Note, including the outstanding principal amount of $2,000,000 and accrued but unpaid interest due thereon, was deemed to be forgiven and the Note was cancelled.

As of August 31, 2021, we had total assets of $2,025,344, consisting of $13,709 in cash, and $2,000,000 in note receivable made to the Borrowers. Our current liabilities as of August 31, 2021, were $22,834, which is comprised of $22,834 in accounts payable and accrued expenses.

Concurrently with the closing of the Merger, and in contemplation of the Merger, we consummated the Offering, in which we sold 1,320,000 shares of our Common Stock at a purchase price of $1.00 per share, for aggregate gross proceeds to the Company of $1,320,000. The net proceeds from the Offering, in the amount of $1,310,000, were paid directly to D.S Raider as an advance in connection with the contemplated acquisition of D.S Raider by EZ Global, pursuant to the Share Purchase Agreement.

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

We anticipate needing between $3,000,000 and $3,500,000 in order to effectively fund our operations over the next 12 months.  Pursuant to the Merger, we acquired the business of EZ Global. EZ Global operates through its wholly-owned subsidiary, EZ Raider, which currently imports electric-powered, tactical manned vehicles, known “EZ Raider vehicles,” from D.S Raider. Going forward, we believe we will fund out operations from a combination of revenues generated from EZ Global’s business and through means such as borrowings from institutions or private individuals.  There can be no assurance that we will be able to raise such funds.  If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, we may be forced to curtail our operations or seek a buyer for our business or another entity with which we could create a joint venture.  If all of these alternatives fail, we expect that we will be required to seek protection from creditors under applicable bankruptcy laws.

We have a history of operating losses and negative cash flow. These conditions raise substantial doubt about our ability to meet all of our obligations over the twelve months following the filing of this Quarterly Report. Management has evaluated these conditions and concluded that current plans will alleviate this concern.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities for the six months ended August 31, 2021 and 2020:

	For the six months ended August 31, 2021	For the six months ended August 31, 2020
	(Unaudited)	(Unaudited)

Net Cash Used in Operating Activities	$(196,895)	$(28,809)
Net Cash Used in Investing Activities	$(2,011,635)	—
Net Cash Provided by Financing Activities	$2,095,000	$28,809
Net Decrease in Cash and Cash Equivalents	$(113,530)	$—

For the six months ended August 31, 2021, net cash used in operations of $196,895 was the result of a net loss of $214,501, offset an increase in accounts payable and accrued expense of $21,006, and a decrease in accrued interest payable – related party of $3,400.

For the six months ended August 31, 2020, net cash used in operations of $28,809, was the result of a net loss of $28,809.

Net cash used in our investing activities were $2,011,635 and $0.00 for the six months ended August 31, 2021, and August 31, 2020, respectively. The increase was attributable to the issuance of the Note receivable of $2,000,000 to EZ Global and interest receivable of $11,635.

Our financing activities resulted in a cash inflow of $2,095,000 for the six months ended August 31, 2021, which is represented by $405,000 repayment of note payable – related party and $2,500,000 of proceeds from common stock issuance for cash.  Our financing activities resulted in a cash inflow of $28,809 for the six months ended August 31, 2020, which is represented by $28,809 in proceeds from a former related party.

As reflected in the accompanying condensed consolidated unaudited financial statements, the Company used cash in operations of $196,895, has an accumulated deficit of $788,456, and has a net loss of $214,501 for the six months ended August 31, 2021.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying unaudited consolidated financial statements, for the six months ended August 31, 2021, the Company had:

●	Net loss of $214,501; and
●	Net cash used in operations was $196,895.

Additionally, at August 31, 2021, the Company had:

●	Accumulated deficit of $788,456;
●	Stockholders’ equity of $2,002,510; and
●	Working capital of $2,510.

The Company has cash on hand of $13,709 at August 31, 2021. Although the Company believes it will obtain revenues generated from EZ Global’s business and raise additional debt or equity capital, the Company expects to continue to incur significant losses from operations and have negative cash flows from operating activities for the near-term.  These losses could be significant.  The Company will have continuing expenses related to compensation, professional fees, and regulatory.

The Company has incurred significant losses since its inception. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the six months ending August 31, 2021, and our current capital structure including equity-based instruments and our obligations and debts.

During the six months ended August 31, 2021, the Company has satisfied its obligations from the sale of common stock for gross proceeds of $2,500,000.  However, there is no assurance that the Company will be able to raise additional funds through the sale of its securities during the twelve months subsequent to the date these condensed consolidated financial statements are issued.

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

Management’s strategic plans include the following:

●	Pursuing additional capital raising opportunities;
●	Investing in the development and growth of EZ Global’s electric vehicles business;
●	Identifying and pursuing additional acquisitions, including the acquisition of D.S Raider; and
●	Identifying unique market opportunities that represent potential positive short-term cash flow.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation we conducted on the effectiveness of our internal control over financial reporting as of August 31, 2021, that occurred during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as previously reported in our Current Reports on Form 8-K, or prior periodic reports, we did not sell any unregistered securities during the three-month period ended August 31, 2021, or subsequent period through the date hereof.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.  Additional information about the Company may be found elsewhere in this Quarterly Report and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are included as part of this Quarterly Report:

Exhibit No.	Description

31.1 / 31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial and Accounting Officer

32.1 / 32.2*	Rule 1350 Certification of Chief Executive and Financial and Accounting Officer

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZRAIDER CO.

Dated: October 15, 2021	By:	/s/ Moshe Azarzar
	Name:	Moshe Azarzar
	Title:	Chief Executive Officer, President, Treasurer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)