Form 10-Q
period 2021-11-30
EZRaider Co.
filed 2022-01-20
CIK 1543066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2021___________________________________________________________

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________ to_________________________________________

Commission file number: 333-180251_____________________________________________________________________

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

Yes☐   No ☒

As of January 19, 2022, there were 41,444,502 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

EZRAIDER CO.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2021

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (the “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon our current assumptions, expectations, and beliefs concerning future developments and their potential effect on our business. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “approximately,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” or the negative of these terms or other comparable terminology, although the absence of these words does not necessarily mean that a statement is not forward-looking. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements.

Factors that may cause or contribute actual results to differ from these forward-looking statements include, but are not limited to:

●	the Company’s ability to raise capital to consummate the acquisition of D.S Raider (as further described in this Report);
●	the Company’s ability to raise capital to fund its operations;
●	industry competition;
●	adverse economic conditions;
●	the Company’s ability to attract and retain qualified senior management and technical personnel;
●	the continued effect of the Covid-19 pandemic on the Company’s operations; and
●	other risks and uncertainties related to the sale and distribution of tactical electric stand-up ATV vehicles and accessories and our business strategy.

These forward-looking statements represent our intentions, plans, expectations, assumptions, and beliefs about future events and are subject to risks, uncertainties and other factors. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. Considering these risks, uncertainties, and assumptions, the events described in the forward-looking statements may not occur or may occur to a different extent or at a different time than we have described.

All forward-looking statements speak only as of the date of this Report. Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, or other information contained herein, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in our Form 10-K for the fiscal year ended February 28, 2021, filed with the SEC on June 11, 2021 and Current Report on Form 8-K containing Form 10 information (as defined in Rule 144(i)), filed with the SEC on September 20, 2021. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

EZRAIDER CO.

Condensed Consolidated Balance Sheets

	November 30, 2021	February 28, 2021
	(Unaudited)	(Unaudited)

Assets

Current Assets
Cash	$18,641	$167,837
Accounts receivable	72,139	23,854
Inventory	399,256	113,013
Total Current Assets	490,036	304,704

Property and Equipment, net	83,938	103,731

Investment in D.S. Raider	3,850,000	500,000

Total Assets	$4,423,974	$908,435

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$650,566	$8,858
Accounts payable - related party	10,000	—
Accrued interest payable	84,414	33,549
Deferred revenue	315,788	21,275
Advances - related party	49,307	453,736
Note payable - related party	—	255,000
Convertible notes payable	500,000	550,000
Convertible notes payable - related party	—	40,000
Notes payable	301,415	409,252
Note payable - government loan (PPP)	13,215	13,215
Total Current Liabilities	1,924,705	1,784,885

Commitments	—	—

Stockholders’ Equity (Deficit)
Common stock, $0.0001 par value, 250,000,000 shares authorized 41,266,668 and 38,550,000 shares issued and outstanding, respectively	4,127	3,855
Additional paid-in capital	4,631,141	(286,842)
Accumulated deficit	(2,135,999)	(593,463)
Total Stockholders’ Equity (Deficit)	2,499,269	(876,450)

Total Liabilities and Stockholders’ Equity (Deficit)	$4,423,974	$908,435

See accompanying notes to condensed consolidated financial statements.

EZRAIDER CO.

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended November 30, 2021 and 2020

(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2021	2020	2021	2020

Revenues	127,537	125,129	327,147	571,861

Cost of revenues	83,468	93,423	313,930	399,425

Gross Profit	44,069	31,706	13,217	172,436

Operating expenses
General and administrative expenses	702,949	91,212	1,225,234	281,170
Total operating expenses	702,949	91,212	1,225,234	281,170

Loss from operations	(658,880)	(59,506)	(1,212,017)	(108,734)

Other expense
Loss on debt conversion	(256,568)	—	(256,568)	—
Interest expense	(8,165)	(1,742)	(73,951)	(3,390)
Total other expense	(264,733)	(1,742)	(330,519)	(3,390)

Net loss	$(923,613)	$(61,248)	$(1,542,536)	$(112,124)

Loss per share - basic and diluted	$(0.02)	$(0.00)	$(0.04)	$(0.00)

Weighted average number of shares - basic and diluted	41,171,685	39,495,055	40,744,849	40,200,909

See accompanying notes to condensed consolidated financial statements.

EZRAIDER CO.

Condensed Consolidated Statements of Changes in Stockholders Deficit

For the Three and Nine Months Ended November 30, 2021 and 2020

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

February 28, 2021 (Unaudited)	38,550,000	$3,855	$(286,842)	$(593,463)	$(876,450)

Recapitalization	—	—	894,920	—	894,920

Stock issued for cash ($1/share)	2,500,000	250	2,499,750	—	2,500,000

Net loss - three months ended May 31, 2021	—	—	—	(147,074)	(147,074)

May 31, 2021 (Unaudited)	41,050,000	4,105	3,107,828	(740,537)	2,371,396

Net loss - three months ended August 31, 2021	—	—	—	(471,849)	(471,849)

August 31, 2021 (Unaudited)	41,050,000	4,105	3,107,828	(1,212,386)	1,899,547

Stock issued for cash ($1-$1.50/share)	1,333,334	133	1,339,868	—	1,340,001

Stock issued for services ($1/share)	183,334	18	183,316	—	183,334

Stock cancellation	(1,300,000)	(130)	130	—	—

Net loss - three months ended November 30, 2021	—	—	—	(923,613)	(923,613)

November 30, 2021 (Unaudited)	41,266,668	$4,127	$4,631,141	$(2,135,999)	$2,499,269

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

February 29, 2020 (Unaudited)	40,550,000	$4,055	$(436,513)	$(352,564)	$(785,022)

Recapitalization	—	—	(226,505)	—	(226,505)

Net loss - three months ended May 31, 2020	—	—	—	(30,925)	(30,925)

May 31, 2020 (Unaudited)	40,550,000	4,055	(663,018)	(383,489)	(1,042,452)

Net loss - three months ended August 31, 2020	—	—	—	(19,951)	(19,951)

August 31, 2020 (Unaudited)	40,550,000	4,055	(663,018)	(403,440)	(1,062,403)

Cancellation of shares - former related party	(3,000,000)	(300)	300	—	—

Common stock issued for cash ($0.05/share) - related parties	1,000,000	100	49,900	—	50,000

Gain on debt settlement - related party	—	—	194,701	—	194,701

Contribution of capital - former related party	—	—	2,500	—	2,500

Net loss - three months ended November 30, 2020	—	—	—	(61,248)	(61,248)

November 30, 2020 (Unaudited)	38,550,000	$3,855	$(415,617)	$(464,688)	$(876,450)

See accompanying notes to condensed consolidated financial statements.

EZRAIDER CO.

Condensed Consolidated Statements of Cash Flow

For the Nine Months Ended November 30, 2021 and 2020

(Unaudited)

	Nine Months Ended November 30,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(1,542,536)	$(112,124)
Depreciation	19,793	4,116
Stock issued for services	183,334	—
Loss on debt conversion	256,568	—
Adjustments to reconcile net loss to net cash used in operations
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	(286,243)	(7,000)
Inventory	(48,285)	95,335
Increase (decrease) in
Accounts payable and accrued expenses	620,226	(79,364)
Accounts payable - related party	10,000	—
Accrued interest payable	55,723	—
Deferred revenue	294,513	19,675
Net cash used in operating activities	(436,907)	(79,362)

Cash Flows from Investing Activities
Cash acquired in connection with recapitalization	358	—
Investment in D.S. Raider	(3,350,000)	—
Purchase of fixed assets	—	—
Net cash used in investing activities	(3,349,642)	—

Cash Flows from Financing Activities
Repayments from advances - related party	(404,429)	(158,081)
Repayment of note payable - former related party	(255,000)	—
Proceeds (repayment) of note payable	(107,837)	203,177
Proceeds from PPP Loan	—	13,215
Proceeds of convertible notes payable	320,000	—
Common stock issued for cash	4,290,001	—
Recapitalization	(205,382)	—
Net cash provided by financing activities	3,637,353	58,311

Net decrease in cash	(149,196)	(21,051)

Cash - beginning of period	167,837	70,645

Cash - end of period	$18,641	$49,594

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for income tax	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Recapitalization - net equity of subsidiary acquired	$894,920	$—
Cancellation of shares - former related party	$130	$—

See accompanying notes to condensed consolidated financial statements.

EZRAIDER CO.

Notes to Condensed Consolidated Financial Statements

November 30, 2021 and 2020

Note 1 – Organization and Nature of Operations

Organization

EZRaider Co. (f/k/a E-Waste Corp.) and subsidiary (collectively, “EZRaider”, “we”, “us”, “our” or the “Company”) was organized in the State of Florida on January 26, 2012, to develop an e-waste recycling business. The Company was not successful in its efforts and ceased those operations.

On August 28, 2021, the Company filed a certificate of amendment (the “Certificate of Amendment”) with the Secretary of State of the State of Florida in order to effectuate a name change from E-Waste Corp. to EZRaider Co. The Certificate of Amendment became effective on September 3, 2021 (See Note 8).

On September 14, 2021, our wholly owned subsidiary, E-Waste Acquisition Corp., a Delaware corporation, merged with and into EZRaider Global, Inc., a private Nevada corporation (“EZ Global”). EZ Global was the surviving corporation in the Merger and became our wholly owned subsidiary. All of the outstanding shares of capital stock of EZ Global, were exchanged for shares of our common stock. As a result of the Merger, we discontinued our prior activities, which consisted primarily of seeking a business for a merger or acquisition, and acquired the business of EZ Global, and will continue the existing business operations of EZ Global, and its wholly owned subsidiary, EZ Raider, LLC, a Washington limited liability company (“EZ LLC”), as a publicly-traded company under the name “EZRaider Co.” (See Note 8).

The Company’s fiscal year end is February 28/29.

Nature of Operations

The Company sells electric stand-up ATV vehicles, known as “EZRaider Vehicles,” and accessories to government and private sector customers in multiple countries. EZRaider Vehicles feature an innovative technology platform that combines dynamic, proprietary suspension with a lightweight, narrow-profile design that can traverse rugged off-road terrain while being small enough to fit through any normal household doorway. It is frequently referred to as an “all-terrain surfer”.

There are 3 vehicle models – LW, HD2 and HD4. EZ Raider Vehicles come in both 2wd and 4wd options. Machines come with two battery options – 1740-Watt battery which provides up to 30 miles of range and the 3000-Watt battery that provides up to 50 miles of range. Range can be significantly increased with an optional additional battery pack. The EZ Raider trailer, or Ecart, is also equipped with its own 3000-Watt battery. With all additional battery packs available, EZ Raider Vehicles can have a range of up to 130 miles.

The Company’s products appeal to a wide variety of customers for government, commercial and private uses. EZ Raider Vehicles can be accessorized to fit the needs of the customer, including, but not limited to, remote control robotics for autonomous operation, agricultural spraying, golf, un-manned airport runway cleaning, off-road adventure and sport, facilities maintenance, security, law enforcement, fire, search and rescue (autonomous or manned), urban commuting & errands, disabled person mobility, hunting & fishing, tourism, military troop mobility, border patrol, and micro-delivery.

The Company has historically promoted its products directly to the public. The use of existing ATV, car, or motorcycle dealers/distribution networks has been minimal.

In 2020, the Company experienced significant distribution and sales set-backs due to the Covid-19 pandemic. Lockdowns were implemented in both Israel and the United States just as the spring/summer sales season was beginning, causing the cancelation of orders worldwide. Sales growth resumed in 2021, but supply of machines was impeded by the global supply chain backlog, causing extensive delays in delivering machines to customers.

Impact of COVID-19

The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. The COVID-19 pandemic significantly impacted the Company’s supply chain, distribution centers, logistics and other service providers.

In addition, a severe prolonged economic downturn could result in a variety of risks to the business, including weakened demand for products and services and a decreased ability to raise additional capital when needed on acceptable terms, if at all. As the situation continues to evolve, the Company will continue to closely monitor market conditions and respond accordingly.

To date, the Company has experienced significant economic impact due to COVID-19, however, efforts are being made to secure additional capital while also executing operations.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

Liquidity, Going Concern and Management’s Plans

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying consolidated financial statements, for the nine months ended November 30, 2021, the Company had:

●          Net loss of $1,542,536; and

●          Net cash used in operations was $436,907.

Additionally, at November 30, 2021, the Company had:

●          Accumulated deficit of $2,135,999;

●          Stockholders’ equity of $2,499,269; and

●          Working capital deficit of $1,434,669.

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company has cash on hand of $18,641 at November 30, 2021.

The Company expects business operations to generate sufficient revenues and positive cash flows from operations to meet its current obligations. However, the Company is seeking to raise debt or equity-based capital at favorable terms, though such terms are not certain. Currently, the Company expects to incur losses from operations and have negative cash flows from operating activities for the near-term.

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended November 30, 2022, and our current capital structure including equity-based instruments and our obligations and debts.

During the nine months ended November 30, 2021, the Company has partially satisfied its obligations from the sale of common stock ($3,840,001); however, there is no assurance that such successful efforts will continue during the twelve months subsequent to the date these consolidated financial statements are issued.

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

Management’s strategic plans include the following:

●	Execute the Share Purchase Agreement and related extensions to fully acquire D.S Raider (as further described in this Report);
●	Execute business operations during fiscal year December 31, 2022;
●	Pursue additional debt and equity capital for growth and expansion; and
●	Identify unique market opportunities that represent potential positive short-term cash flow.

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

Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and other assumptions, which include both quantitative and qualitative assessments that it believes to be reasonable under the circumstances.

Significant estimates during the nine months ended November 30, 2021 and 2020, include stock-based compensation, uncertain tax positions, and the valuation allowance on deferred tax assets.

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

The three tiers are defined as follows:

●	Level 1 - Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets;

●	Level 2 - Observable inputs other than quoted prices in active markets that are observable either directly or indirectly in the marketplace for identical or similar assets and liabilities; and

●	Level 3 - Unobservable inputs that are supported by little or no market data, which require the Company to develop its own assumptions.

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

The Company’s financial instruments, including cash, accounts receivable, and accounts payable and accrued expenses, are carried at historical cost. At November 30, 2021 and February 28, 2021, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At November 30, 2021 and February 28, 2021, the Company did not have any cash equivalents.

Concentration of Credit Risks

The Company at times has cash in banks in excess of FDIC insurance limits. At November 30, 2021 and February 28, 2021, the Company had no cash in excess of FDIC insurance limits.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding customer balances. Credit is extended to customers based on an evaluation of their financial condition and other factors. Interest is not accrued on overdue accounts receivable. The Company does not require collateral.

Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. Accounts determined to be uncollectible are charged to operations when that determination is made.

Allowance for doubtful accounts was $0 and $0 at November 30, 2021 and February 28, 2021, respectively.

For the three months ended November 30, 2021 and 2020, the Company recorded bad debt expense of $0 and $0, respectively.

For the nine months ended November 30, 2021 and 2020, the Company recorded bad debt expense of $0 and $0, respectively.

Inventory

Inventory consists of components held for assembly and finished goods held for resale. Inventory is valued at lower of cost or net realizable value on a first-in, first-out basis. The Company’s policy is to record a reserve for technological obsolescence or slow-moving inventory items. The Company only carries finished goods to be shipped to customers. All existing inventory is considered current and usable.

The Company recorded no reserve for slow-moving or obsolete inventory for the three and nine months ended as of November 30, 2021 and 2020.

Impairment of Long-lived Assets

Management evaluates the recoverability of the Company’s identifiable intangible assets and other long-lived assets when events or circumstances indicate a potential impairment exists, in accordance with the provisions of ASC 360-10-35-15 “Impairment or Disposal of Long-Lived Assets.” Events and circumstances considered by the Company in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable include but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and changes in the Company’s business strategy. In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets.

If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Property and Equipment

Expenditures for repair and maintenance which do not materially extend the useful lives of property and equipment are charged to operations. When property and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in operations.

Management reviews the carrying value of its property and equipment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

There were no impairment losses for the three and nine months ended November 30, 2021 and 2020.

Paycheck Protection Program Loans

The Company records Paycheck Protection Program (“PPP”) loan proceeds in accordance with ASC 470, Debt. Debt is extinguished when either debtor pays the creditor or the debtor is legally released from being the primary obligor, either judicially or by the creditor.

Note 3 - Reverse Recapitalization

On September 14, 2021, the Company’s wholly owned acquisition subsidiary merged with and into EZ Global, with EZ Global being the surviving corporation, in a transaction treated as a reverse recapitalization (the “Merger”). As a result of the Merger, EZ Global became the Company’s wholly owned subsidiary. At the time of the Merger, the Company had insignificant operations relative to the EZ Global operations acquired and is considered the successor to substantially all of the operations of EZ Global. After the Merger, the officers and directors of EZ Global became officer and directors of the Company.

In the reverse recapitalization, the Company issued 28,550,000 shares of common stock to the shareholders of EZ Global, in exchange for all issued and outstanding shares of EZ Global. The share exchange resulted in a change in control of the Company. Due to the recapitalization, these shares are considered issued and outstanding as of the earliest period presented.

The transaction also requires a recapitalization of EZ Global. Since the shareholders of EZ Global acquired a controlling voting interest as a result of the Merger, EZ Global was deemed the accounting acquirer, while the Company was deemed the legal acquirer. The historical financial statements of the Company are those of EZ Global and of the consolidated entities from the date of recapitalization.

Prior to the recapitalization, in May 2021, the Company had loaned $2,000,000 to EZ Global. The loan bore interest at 5%, was unsecured, and due in November 2021. On September 14, 2021, in connection with the recapitalization, the loan and related accrued interest of $2,015,493 was forgiven. Since the transaction occurred with a related party, accordingly, there is no loss recorded in the consolidated statements of operations. As a result, the Company has recorded a reduction to additional paid-in capital.

The Company did not recognize goodwill or any intangible assets in connection with the transaction. Additionally, since the transaction is considered a reverse recapitalization with a public shell corporation, the presentation of pro-forma financial information was not required.

Revenue Recognition

The Company recognizes revenue according to ASC 606, Revenue from Contracts with Customers. When the customer obtains control over the promised goods or services, the Company records revenue in the amount of consideration that can be expected to be received in exchange for those goods and services.

During the three and nine months ended November 30, 2021 and 2020, the Company primarily recognized revenues from the sale of its products, which occurs at a point in time, which is when the customer takes possession.

The Company determines revenue recognition based upon the following five (5) criteria:

Step 1 - Identification of the contract with the customer

Step 2 - Identification of promised goods and services and evaluation of whether the promised goods and services are distinct performance obligations

Step 3 - Determination of the transaction price

Step 4 - Allocation of the transaction price to distinct performance obligations

Step 5 - Attribution of revenue for each distinct performance obligation

We apply judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit or financial information pertaining to the customer.

If a contract includes multiple promised goods or services, we apply judgment to determine whether the promised goods or services are capable of being distinct and are distinct within the context of the contract. If these criteria are not met, the promised goods or services are accounted for as a combined performance obligation. We determine the transaction price based on the consideration which we will be entitled to receive in exchange for transferring goods or services to our customer.

We recognize revenue at the time that the related performance obligation is satisfied by transferring the promised goods or services to our customer.

Remaining Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account under Topic 606. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied by transferring the promised good or service to the customer. The Company identifies and tracks the performance obligations at contract inception so that the Company can monitor and account for the performance obligations over the life of the contract.

Remaining performance obligations represent the transaction price of orders for which products have not been delivered or services have not been performed. As of November 30, 2021 and 2020, the Company had no remaining performance obligations.

Contract Liabilities (Deferred Revenue)

The Company recognizes a contract liability when consideration is received, or if the Company has the unconditional right to receive consideration, in advance of satisfying the performance obligation. A contract liability is the Company’s obligation to transfer goods to a customer for which the Company has received consideration, or an amount of consideration due from the customer.

At November 30, 2021 and February 28, 2021, deferred revenues were $315,788 and $21,275, respectively.

Cost of Sales

Cost of sales predominantly represents job-related materials and supplies.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the consolidated statements of operations.

The Company had advertising costs of $68,765 and $15,453 during the nine months ended November 30, 2021 and 2020, respectively.

Stock-Based Compensation

We account for our stock-based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value-based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

We use the fair value method for equity instruments granted to non-employees and use the Black-Scholes model for measuring the fair value of options. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

When determining fair value, the Company considers the following assumptions in the Black-Scholes model:

●          Exercise price,

●          Expected dividends,

●          Expected volatility,

●          Risk-free interest rate; and

●          Expected life of option.

Common Stock Awards

The Company may grant common stock awards to non-employees in exchange for services provided. The Company measures the fair value of these awards using the fair value of the services provided or the fair value of the awards granted, whichever is more reliably measurable. The fair value measurement date of these awards is generally the date the performance of services is complete. The fair value of the awards is recognized on a straight-line basis as services are rendered.

The share-based payments related to common stock awards for the settlement of services provided by non-employees is recorded on the statement of operations in the same manner and charged to the same account as if such settlements had been made in cash.

Stock Warrants

In connection with certain financing, consulting and collaboration arrangements, the Company may issue warrants to purchase shares of its common stock. The outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. The Company measures the fair value of the awards using the Black-Scholes option pricing model as of the measurement date. Warrants issued in conjunction with the issuance of common stock are initially recorded at fair value as a reduction in additional paid-in capital of the common stock issued. All other warrants are recorded at fair value as expense over the requisite service period or at the date of issuance if there is not a service period.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of November 30, 2021 and February 28, 2021, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded during the nine months ended November 30, 2021 and 2020.

As of November 30, 2021, tax years 2018-2021 remain open for IRS audit.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). Corporate taxpayers may carryback net operating losses (NOLs) originating between 2018 and 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act.

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the three and nine months ended November 30, 2021 and 2020.

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

The computation of basic and diluted loss per share for November 30, 2021 and 2020, excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive.

As of November 30, 2021 the Company had sufficient authorized shares of common stock to settle any potential conversions of its common stock equivalents.

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

Recent Accounting Standards

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement - Disclosure Framework (Topic 820)”. The updated guidance improves the disclosure requirements on fair value measurements. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. We applied this guidance, as of May 1, 2020. The application of this guidance did not have a material effect on our disclosures.

In January 2020, the FASB issued ASU 2020-01, “Investments - Equity Securities (Topic 321),” “Investments - Equity Method and Joint Ventures (Topic 323),” and “Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions. ASU 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting. For public business entities, the amendments in the ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2020-01 to have a material impact on its financial statements.

There are no other new accounting pronouncements that are expected to have a significant impact on our financial statements.

Changes to accounting principles are established by the FASB in the form of ASU’s to the FASB’s Codification. We consider the applicability and impact of all ASU’s on our unaudited consolidated financial position, results of operations, stockholders’ deficit, cash flows, or presentation thereof.

Management has considered all recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the company’s financial statements.

Equity Securities Without a Readily Determinable Fair Value

Certain equity securities are carried at cost as these securities did not have a readily determinable fair value. There were no observable price changes in orderly transactions for the identical or a similar investment of the same issuer as of November 30, 2021 and 2020.

Reclassifications

Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the unaudited condensed consolidated results of operations, stockholders’ deficit, or cash flows.

Note 4 – Property and Equipment

At November 30, 2021 and February 28, 2021, property and equipment, net, was as follows:

			Estimated Useful
	November 30, 2021	February 28, 2021	Lives (Years)

Automobiles	$115,684	$124,185	5
Camera equipment	16,493	7,993	5
	132,177	132,178
Accumulated depreciation	48,239	28,447
Property and equipment - net	$83,938	$103,731

Depreciation expense for the three months ended November 30, 2021 and 2020, was $7,426 and $0, respectively.

Depreciation expense for the nine months ended November 30, 2021 and 2020, was $19,793 and $4,116, respectively.

Note 5 – Securities

Equity Securities Without a Readily Determinable Fair Value

At November 30, 2021, the Company paid deposits of $3,850,000 to D.S. Raider, Ltd., an Israeli company (“D.S Raider”) in connection with a potential future acquisition of D.S Raider under the a Share Purchase Agreement between the parties (the “D.S Raider SPA”). On October 11, 2021, the Company converted the deposits into 295,947 ordinary shares of D.S. Raider.

The Company held equity securities without a readily determinable fair values and measured at cost of $3,850,000 at November 30, 2021.

Note 6 – Notes Payable - Related Party

The following represents a summary of the Company’s notes payable and the related key terms and outstanding balances at November 30, 2021 and February 28, 2021, respectively:

Terms	Note Payable

Issuance date of note	September 25, 2020
Maturity date	September 25, 2021
Interest rate	8%
Collateral	Unsecured

Balance - February 29, 2020	$—
Proceeds	255,000
Balance - February 28, 2021	255,000
Repayments	(255,000)
Balance - November 30, 2021	$—

Note 7 – Convertible Notes Payable

The following represents a summary of the Company’s convertible notes payable and the related key terms and outstanding balances at November 30, 2021 and February 28, 2021, respectively:

Terms	Notes Payable	Notes Payable

Issuance date of notes	January 2021	January 1, 2021

Maturity dates	February 2022 or the closing of the proposed acquisition of D.S. Raider LTD.	March 16th, 2022 or the closing of the proposed acquisition of D.S. Raider LTD

Interest rate	8%	5%
Collateral	All assets	Unsecured
Conversion rate	35% discount to market	35% discount to market

			Total

Balance - February 29, 2020	$—	$—	$—
Proceeds	500,000	50,000	550,000
Balance - February 28, 2021	500,000	50,000	550,000
Proceeds	—	50,000	50,000
Conversion of debt into equity - recapitalization	—	(100,000)	(100,000)
Balance - November 30, 2021	$500,000	$—	$500,000

Note 8 – Convertible Notes Payable – Related Party

The following represents a summary of the Company’s convertible notes payable and the related key terms and outstanding balances at November 30, 2021 and February 28, 2021, respectively:

Convertible
Terms	Notes Payable - Related Party

Issuance date of note	January 2021

Maturity dates	February 2022 or the closing of the proposed acquisition of D.S. Raider LTD.

Interest rate	8%
Collateral	Unsecured
Conversion rate	35% discount to market

Balance - February 29, 2020	$20,000
Proceeds	40,000
Balance - February 28, 2021	60,000
Stock issued in connection with recapitalization	(60,000)
Balance - November 30, 2021	$—

Note 9 – Note Payable – Government Loan

(A)       Payroll Protection Program (“PPP”)

On April 30, 2020, we executed an unsecured promissory note for $13,215 under the PPP.

Interest is deferred for the first nine months of the term of the loan. These loans require equal payments of principal and interest over the eighteen (18) months following the interest deferral period.

The promissory note evidencing this loan contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory note. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Company, and/or filing suit and obtaining judgment against the Company.

(B)       Conditional Loan Forgiveness

Under the terms of the PPP loan program, all or a portion of a loan may be forgiven upon request from borrower to lender, provided the loan proceeds are used in accordance with the terms of the Coronavirus Aid, Relief and Economic Security Act (the “Act” or “CARES”), borrower is not in default under the loan or any of the loan documents, and borrower has provided documentation to lender supporting such request for forgiveness that includes verifiable information on borrower’s use of the loan proceeds, to lender’s satisfaction, in its sole and absolute discretion. Currently, the Company believes these loans will be forgiven, however, there is a significant uncertainty that prevents a final determination from being made as of the date of these financial statements.

The following is a summary of the PPP loan:

PPP
Terms	SBA

Issuance date of SBA loan	May 2020
Maturity date	April 2022
Interest rate	1%
Collateral	Unsecured

Balance - February 29, 2020	$—
Gross proceeds	13,215
Balance - February 29, 2021	13,215
No activity - 2022	—
Balance - November 30, 2021	$13,215

Note 10 – Loan Payable – Other

The following represents a summary of the Company’s loan payable – other and the related key terms and outstanding balances at November 30, 2021 and February 28, 2021, respectively:

Terms	Notes Payable		Note Payable	Note Payable

Issuance date of notes	March 2020		January 2020	November 2020
Maturity dates	March 2022		January 2025	November 2021

Interest rate	6%		6.2%	6%
Collateral	Unsecured		Secured	Unsecured
					Total

Balance - February 29, 2020	$—		$46,888	$—	$46,888
Proceeds	220,956	[1], [2]	—	150,000	370,956
Repayments	—		(8,591)	—	(8,591)
Balance - February 28, 2021	220,956		38,297	150,000	409,253
Proceeds	50,000		—	—	50,000
Repayments	—		(7,838)	(150,000)	(157,838)
Balance - November 30, 2021	$270,956		$30,459	$—	$301,415

1	- Debt is personally guaranteed by the Company’s Chief Executive Officer for up to $100,000.

2	- In consideration for the 6% Note, the Company issued the holder a five percent equity interest in the Company, an option to acquire an additional fifteen percent equity in the Company if the holder met certain sales goals (“Supplemental Incentive Interests”), and a personal guarantee for a minimum of $100,000 of the Note by the Company’s majority member and manager.

Pursuant to the 6% Note, the Company shall pay the holder interest only payments of $1,800 for the first three months, and thereafter shall pay $11,800 per month for months four to six, and $30,034 per month thereafter until maturity.

On July 11, 2021, the Company and holder amended the terms of the original agreement follows: (i) the maturity date was extended from March 16, 2021 to March 16, 2022 or the date the Company completes the acquisition of D.S Raider, whichever comes sooner, (ii) the parties acknowledged there is no further Supplemental Incentive Interests as the goals were not met, and (iii) repayment of the 6% Note shall be paid by Company on or prior to the Maturity Date, as amended, in one balloon payment all existing defaults were waived; in exchange, the Lender waived all claims with respect to any breach, default or event of default of the Note.

The Company executed short term loans for $39,550 with Shopify Capital Inc. The loans are used to finance sales and are collateralized by accounts receivable and all accounts of the Company. Interest accrued at 17% and the loans required payments from sales. During the nine months ended November 30, 2021, the $39,550 was repaid.

Between January 18, 2021 and January 25, 2021, the Company entered into two unsecured convertible notes for an aggregate amount of $160,000 from two investors. The notes accrue interest at 5% per annum and are convertible at a 35% discount to price of financing used to complete the acquisition of D.S Raider. The Company accrued interest of $2,842 as of May 31, 2021.

Note 11 – Advances – Related Party

During the nine months ended November 30, 2021, the majority shareholder advanced and was a net amount $404,429. The loans are non-interest bearing, unsecured and due on demand. As of November 30, 2021 and February 28, 2021, the loan balance is $49,307 and $453,736, respectively.

Note 12 – Commitments

Operating Lease Agreement

On July 15, 2021, the Company renewed leased offices located in Kent, WA. The net monthly payment is $7,800. The leases expire on August 31, 2022.

For the three months ended November 30, 2021 and 2020, the Company recorded rent expense of $28,151 and $13,275, respectively.

For the nine months ended November 30, 2021 and 2020, the Company recorded rent expense of $60,729 and $39,825, respectively.

Rent expense is included as a component of general and administrative expenses on the accompanying consolidated statements of operations.

Employment Agreements – Related Party

On November 18, 2021, the Company entered into an employment agreement with its Chief Operating Officer. The initial term of the agreement is through January 31, 2023, at an annual salary of $100,000 with 50,000 shares of common stock issued as a signing bonus. The Company will also pay up to $30,000 annually in housing costs during the first year of employment. As of November 30, 2021, the Company issued 50,000 shares of its common stock to its Chief Operating Officer with a fair value of $50,000 ($1.00 per share) on the date of grant. The fair value of the stock was based upon recent third-party cash offering prices.

On November 15, 2021, the Company entered into an employment agreement with its Chief Financial Officer. The initial term of the agreement is through February 1, 2021, at a salary of $48,000, with 50,000 shares of common stock to be issued. At February 1, 2022, the compensation will increase to $120,000. As of November 30, 2021, the Company issued 33,334 shares of its common stock to its Chief Financial Officer with a fair value of $33,334 ($1.00 per share) on the date of grant. The fair value of the stock was based upon recent third-party cash offering prices.

Note 13 – Stockholders’ Deficit

The Company has one (1) class of common stock:

Common Stock

-	250,000,000 shares authorized

-	Par value - $0.0001

-	Voting at 1 vote per share

Equity Transactions – Nine Months Ended November 30, 2021

Stock Issued in Reverse Recapitalization

On September 14, 2021, the Company issued 28,550,000 shares of common stock in connection with the reverse recapitalization, for net equity of $894,920 See Note 3.

Stock and Warrants Issued for Cash

The Company issued 1,333,334 shares of common stock for gross proceeds of $1,340,001 ($1.00 - $1.50/share).

The Company sold 2,500,000 units of equity securities for gross proceeds of $2,500,000 ($1.00 per share). Each unit consisted of one share of common stock and two fully vested warrants. In total, the Company issued 2,500,000 shares of common stock and 5,000,000 warrants.

The warrants expire January 2023 and have an exercise price $4.50/share.

As of the date of this report, no warrants have been exercised.

Warrants Issued for Services

The Company issued a fully vested five-year warrant to purchase 100,000 shares of common stock for services rendered. The warrant had a fair value of $949,934, based upon the Black-Scholes option pricing model on the grant date, using the following assumptions:

Exercise price	$2.50
Expected volatility	341.00%
Expected dividends	0%
Expected life in years	5
Risk-free interest rate	0.79%

The following is a summary of the Company’s warrants at November 30, 2021 and February 28, 2021:

Weighted
Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Warrants	Warrants	Exercise Price	Term (Years)	Value
Outstanding and exercisable - February 28, 2021	-	-	-	$-
Granted	5,100,000	$4.46	1.24
Exercised	-	$-	-
Cancelled/Forfeited	-	$-	-
Outstanding and exercisable - November 30, 2021	5,100,000	$4.46	1.24	$33,860,000

These warrants are considered a direct offering cost in connection with raising capital. As a result, the net effect on stockholders’ equity was $0.

Stock Issued for Services and Debt Settlement

The Company issued an aggregate 83,334 shares of its common stock to its Chief Financial Officer and Chief Operating Officer, having a fair value of $83,334 ($1/share). Fair value of the stock was based upon recent third-party cash offering prices, which represented the best evidence of fair value.

The Company issued 100,000 shares of its common stock in settlement of accounts payable, having a fair value of $100,000 ($1.00 per share). Fair value of the stock was based upon recent third-party cash offering prices, which represented the best evidence of fair value.

Cancellation of Common Stock

In connection with the recapitalization in connection with the Merger, our majority shareholder, cancelled 1,300,000 shares of common stock. The net effect on stockholders’ equity was $0.

Note 14 – Subsequent Events

Subsequent to November 30, 2021, the Company closed a private placement offering for the issuance of 160,001 shares of common stock at a purchase price of $1.50 per share, for gross proceeds of $240,001.

As part of the Company’s overall capital initiatives, a bridge loan offering of up to a maximum of $300,000 was initiated to facilitate working capital and other expenses associated with the ongoing efforts to raise capital. A total of $125,000 was raised through this bridge loan offering from three investors, which will be paid back to the lenders upon subsequent capital raises in the aggregate of $500,000. An aggregate of 12,500 shares were issued to the lenders as part of this bridge loan offering.

On December 30, 2021, the Company signed a further extension to the D.S Raider SPA, extending the date for closing from December 31, 2021 to March 15, 2022. As part of this extension, exclusive sales and distribution rights for EZ Global to sell D.S Raider products for the North American market were extended through January 31, 2023.

In addition, as part of the extension, EZ Global was required to secure $1,600,000 of purchase orders for EZRaider Vehicles and pay D.S Raider a down payment of $800,000, representing 50% of the purchase price for the purchase orders, no later than January 17, 2022. The $800,000 payment was paid to D.S Raider on January 13, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in our revenue and profitability, (ii) prospective business opportunities and (iii) our strategy for financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes”, “anticipates”, “intends” or “expects”. These forward-looking statements relate to our plans, liquidity, ability to complete financing and purchase capital expenditures, growth of our business including entering into future agreements with companies, and plans to successfully develop and obtain approval to market our product. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

Our revenues and results of operations could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, but not limited to, the following: the risk of significant natural disaster, the inability of our company to insure against certain risks, inflationary and deflationary conditions and cycles, currency exchange rates, and changing government regulations domestically and internationally affecting our products and businesses.

You should read the following discussion and analysis in conjunction with the Financial Statements and Notes attached hereto, and the other financial data appearing elsewhere in this Report.

US Dollars are denoted herein by “USD”, “$” and “dollars”.

Impact of COVID-19 Outbreak

The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. The COVID-19 pandemic has the potential to significantly impact the Company’s supply chain and other service providers.

In addition, a severe prolonged economic downturn could result in a variety of risks to the business, including weakened demand for products and services and a decreased ability to raise additional capital when needed on acceptable terms, if at all. As the situation continues to evolve, the Company will continue to closely monitor market conditions and respond accordingly.

Overview and Recent Developments

The Company was organized in the State of Florida on January 26, 2012, to develop an e-waste recycling business. The Company was not successful in its efforts and ceased those operations.

On August 28, 2021, the Company filed a certificate of amendment (the “Certificate of Amendment”) with the Secretary of State of the State of Florida in order to effectuate a name change from E-Waste Corp. to EZRaider Co. The Certificate of Amendment became effective on September 3, 2021.

On September 14, 2021, our wholly owned subsidiary, E-Waste Acquisition Corp., a Delaware corporation, merged with and into EZRaider Global, Inc., a private Nevada corporation (“EZ Global”). EZ Global was the surviving corporation in the merger (the “Merger”) and became our wholly owned subsidiary. At the time of the Merger, all of the outstanding shares of capital stock of EZ Global, were exchanged for 28,550,000 shares of our common stock. As a result of the Merger, we discontinued our prior activities, which consisted primarily of seeking a business for a merger or acquisition, and acquired the business of EZ Global, and will continue the existing business operations of EZ Global, and its wholly owned subsidiary, EZ Raider, LLC, a Washington limited liability company (“EZ LLC”), as a publicly-traded company under the name “EZRaider Co.”

On November 15, 2021, our board of directors (the “Board”) appointed George Andrew Lear III as Chief Financial Officer of the Company. Prior to Mr. Lear’s appointment, Moshe Azarzar, had served as Chief Financial Officer on an interim basis since September 14, 2021. In connection with his appointment as Chief Financial Officer, Mr. Lear also replaced Mr. Azarzar as the Company’s “Principal Financial and Accounting Officer” for SEC reporting purposes. In connection with Mr. Lear’s appointment as the Company’s Chief Financial Officer, the Company entered into an Employment Agreement with Mr. Lear, effective as of November 15, 2021. Said agreement has an initial term through January 31, 2022, at which time the terms for an extension will be negotiated.

On November 18, 2021, the Board appointed Yoav Tilan as Chief Operating Officer of the Company. In connection with Mr. Tilan’s appointment as the Company’s Chief Operating Officer, the Company entered into an Employment Agreement with Mr. Tilan, effective as of November 18, 2021, which has an initial term through January 31, 2023, at which time the terms for an extension will be negotiated.

On December 30, 2021, EZ Global entered into a memorandum of understanding (the “Memorandum”) with D.S. Raider Ltd., a company incorporated under the laws of Israel (“D.S Raider”), that designs, manufactures and sells electric-powered, tactical manned vehicles known as “EZRaider Vehicles.” The Memorandum amended certain terms of the Share Purchase Agreement EZ Global, D.S Raider, and the shareholders of D.S Raider entered into on August 31, 2021 (as previously amended on March 30, 2021 and August 31, 2021, the “Purchase Agreement”), pursuant to which, among other things, EZ Global had the exclusive right to acquire 100% of the capital stock of D.S Raider on or before December 31, 2021 (the “Exclusivity Date”), for an aggregate purchase price of $30,000,000. EZ Global previously purchased approximately 6.7% of the issued and outstanding capital stock of D.S Raider (295,947 Ordinary Shares), for an aggregate purchase price of $3,850,000.

Pursuant to the Memorandum, in consideration for D.S Raider’s agreement to extend the Exclusivity Date to March 15, 2022, EZ Global agreed that, by December 31, 2021, it would secure $1,600,000 of purchase orders for EZRaider Vehicles for the 2022 year (the “Purchase Orders”) and will pay to pay DS Raider a down payment of $800,000 (the “Down Payment”), representing 50% of the purchase price for the Purchase Orders, no later than January 17, 2022. Upon securing the Purchase Orders and making the Down Payment, EZ Global’s right to be the exclusive distributer of EZRaider Vehicles in the United States, which was granted to EZ Global’s wholly owned subsidiary, EZ LLC, pursuant to the Authorized Exclusive Distribution Agreement EZ LLC and D.S Raider entered into on September 12, 2019 (as previously amended on September 2, 2021, the “Distribution Agreement”), will be extended through January 31, 2023. However, if (a) the Purchase Orders are not secured, (b) the Down Payment is not made, or (c) EZ Global does not consummate any of the Purchase Orders previously placed, D.S Raider has the right to terminate the Distribution Agreement in its sole discretion. Subject to the consummation of EZ Global’s acquisition of D.S Raider by March 15, 2022, EZ Global may thereafter change or cancel any of the Purchase Orders in its sole discretion.  The $800,000 Down Payment was paid to D.S Raider on January 13, 2022.

On December 31, 2021, the Company closed two additional private placement offerings: (a) a private placement offering of up to $750,000 in shares of the Company’s Common Stock at a purchase price of $1.50 per share, in which the Company sold 143,335 shares of common stock to six accredited investors for the aggregate gross proceeds to the Company of $215,001, and (b) a private placement offering of up to $300,000 in principal amount of 6% unsecured promissory notes, in which the Company received $125,000 in gross proceeds and sold and issued promissory notes to three accredited investors in total principal amount of $125,000 and issued total of 12,500 shares of common stock to these investors.

The Company is currently conducting an additional private placement offering of up to $500,000 of shares of the Company’s common stock at a purchase price. As of the date of this Report, the Company sold 30,000 shares of common stock to one accredited investor in this offering for aggregate gross proceeds of $45,000.

Results of Operations

Three-Month Period Ended November 30, 2021 Compared to Three-Month Period Ended November 30, 2020

Revenues from operations were $127,537 for the three months ended November 30, 2021, as compared to $125,129 for the three months ended November 30, 2020. This decrease was primarily due to a decrease in customers due to supply chain issues related to the COVID-19 pandemic.

Cost of Revenue

Cost of revenues was $83,468 for the three months ended November 30, 2021, as compared to $93,423 for the three months ended November 30, 2020. This decrease was primarily due to delays in shipping product, as well as selling the remaining lower-cost units available for sale in the quarter. Gross profits were $44,069 and $31,706 for the three months ended November 30, 2021 and 2020, respectively. Gross profit margin increased to 35% from 25% for the three months ended November 30, 2021 and 2020, respectively. The increase was primarily due to higher margins associated with the mix of products sold, namely higher margin accessories and machines.

Operating Expenses

Operating expenses increased 671% to approximately $702,949 for the three months ended November 30, 2021, as compared to $91,212 for the three months ended November 30, 2020. This increase was primarily due to an increase in professional fees, advertising expense and general administrative expenses attributable to fees required in connection with the Merger with EZRaider Global.

Other Expenses

The Company’s other expenses increased to $264,733 for the three months ended November 30, 2021, as compared to other expenses of $1,742 during the three months ended November 30, 2020. The primary reason for this increase was due to interest expense on the loans on the outstanding debt and loss on debt settlement.

Due to the described factors above, we had a net loss of $923,613 and $61,248 for the three months ended November 30, 2021 and 2020, respectively.

Nine-Month Period Ended November 30, 2021 Compared to Nine-Month Period Ended November 30, 2020

Revenues from operations were $327,147 for the nine months ended November 30, 2021, as compared to $571,861 for the nine months ended November 30, 2020. This decrease was primarily due to a decrease in customers due to supply chain issues related to the COVID-19 pandemic.

Cost of Revenue

Cost of revenues was $313,930 for the nine months ended November 30, 2021, as compared to $399,425 for the nine months ended November 30, 2020. This decrease was primarily due to the limited number of available products to sell as a result of the COVID-19 pandemic. Gross profits were $13,217 and $172,436 for the nine months ended November 30, 2021 and 2020, respectively. Gross profit margin decreased to 4% from 30% for the nine months ended November 30, 2021 and 2020, respectively. This decrease was primarily due to lower margins associated with the available product to sell versus product sales in 2020 having been procured at a lower cost.

Operating Expenses

Operating expenses increased 334% to approximately $1,225,234 for the nine months ended November 30, 2021, as compared to $281,170 for the nine months ended November 30, 2020. The increase was primarily due to increase in professional fees, advertising expense and general administrative expenses attributable to fees required in connection with the merger with EZRaider Global, Inc.

Other Expenses

The Company’s other expenses increased to $330,519 from other expense of $3,390 during the nine months ended November 30, 2021, as compared to the nine months ended November 30, 2020. The primary reason for this increase was due to interest expense on the Company’s outstanding loans and loss on debt settlement.

Due to the described factors above, we had a net loss of $1,542,536 and $112,124 for the nine months ended November 30, 2021 and 2020, respectively.

Liquidity and Capital Resources

For the nine months ended November 30, 2021, net cash used in operations of $436,907 was the result of a net loss of $1,542,536, depreciation expense of $19,793, stock issued for services of $183,334, loss on debt conversion of $256,658, can increase in accounts receivable of $286,243, an increase in inventory of $48,285. These were offset by an increase of accounts payable of $620,226 and an increase in accounts payable – related party of $10,000, an increase in accrued interest payable of $55,723, and an increase in deferred revenue of $294,513.

For the nine months ended November 30, 2020, net cash used in operations of $79,362 was the result of a net loss of $112,124, depreciation expense of $4,116, an increase in accounts receivable of $7,000, and a decrease in inventory of $95,335. These were offset by a decrease of accounts payable of $79,364 and an increase in deferred revenue of $19,675.

Net cash used in investing activities was $3,349,642 for the nine months ended November 30, 2021, which was attributable to an investment in D.S. Raider of $3,350,000 and cash acquired in connection with recapitalization of $358, as compared to net cash used in investing activities, which was $0 for the nine months ended November 30, 2020.

Net cash provided by financing activities was $3,637,353 for the nine months ended November 30, 2021, which was a repayment of advances from related party of $404,429, repayment of note payable – former related party of $255,000, repayment of note payable of $107,837 and these were offset by proceeds from convertible notes of $320,000, common stock issued for cash of $4,290,001, partially offset by recapitalization of $205,382.

Net cash provided by financing activities was $58,311 for the nine months ended November 30, 2020, reflecting the repayment of advances from related party of $158,081, offset by proceeds from notes payable of $203,177 and proceeds from PPP loan of $13,215.

Liquidity, Going Concern and Management’s Plans

These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying consolidated financial statements, for the nine months ended November 30, 2021, the Company had:

●          Net loss of $1,542,536; and

●          Net cash used in operations was $436,907.

Additionally, at November 30, 2021, the Company had:

●          Accumulated deficit of $2,135,999;

●          Stockholders’ equity of $2,499,269; and

●          Working capital deficit of $1,434,669

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $18,641 at November 30, 2021.

The Company expects business operations to generate sufficient revenues and positive cash flows from operations to meet its current obligations. However, the Company may seek to raise debt or equity-based capital at favorable terms, though such terms are not certain. Currently, the Company expects to incur losses from operations and have negative cash flows from operating activities for the near-term.

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended November 30, 2022, and our current capital structure including equity-based instruments and our obligations and debts.

During the nine months ended November 30, 2021, the Company has partially satisfied its obligations from the sale of common stock ($3,840,001); however, there is no assurance that such successful efforts will continue during the twelve months subsequent to the date these consolidated financial statements are issued.

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

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and make estimates and assumptions that affect our reported amounts of assets, liabilities, revenue and expenses, and the related disclosures of contingent liabilities. We base our estimates on historical experience and other assumptions that we believe are reasonable in the circumstances. Actual results may differ from these estimates.

The following critical accounting policies affect our more significant estimates and assumptions used in preparing our consolidated financial statements.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding customer balances. Credit is extended to customers based on an evaluation of their financial condition and other factors. Interest is not accrued on overdue accounts receivable. The Company does not require collateral.

Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. Accounts determined to be uncollectible are charged to operations when that determination is made.

When a client is invoiced, the amount is recorded as an asset in Accounts Receivable and as Deferred Revenue in Current Liabilities. When payment is received the amount is moved to Cash on the balance sheet.

Inventory

Inventory consists of components held for assembly and finished goods held for resale. Inventory is valued at lower of cost or net realizable value on a first-in, first-out basis. The Company’s policy is to record a reserve for technological obsolescence or slow-moving inventory items. The Company only carries finished goods to be shipped to customers. All existing inventory is considered current and usable.

The Company recorded no reserve for slow-moving or obsolete inventory for the three and nine months ended as of November 30, 2021 and 2020.

Equity securities without a readily determinable fair value

Certain equity securities are carried at cost as these securities did not have a readily determinable fair value. There were no observable price changes in orderly transactions for the identical or a similar investment of the same issuer as of November 30, 2021 and 2020.

Recent Accounting Pronouncements

The recent accounting standards that have been issued or proposed by Financial Accounting Standard Board (FASB) or other standard setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statement upon adoption.

The recent accounting pronouncements are described in Note 3 to the condensed consolidated financial statement appearing elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation, management has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation we conducted on the effectiveness of our internal control over financial reporting as of November 30, 2021, that occurred during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as stated below, and other than as previously reported in our Current Reports on Form 8-K, or prior periodic reports, we did not sell any unregistered securities during the three-month period ended November 30, 2021, or subsequent period through the date hereof.

On December 3, 2021, we issued 12,500 shares of common stock to three accredited investors in connection with their purchase of the Company’s 6% unsecured convertible notes in the total principal amount of $125,000.

On December 22, 2021, we issued 20,000 shares of common stock to the one accredited investor pursuant to a current private placement offering being conducted by the Company at $1.50 per share.

On December 31, 2021, we issued 26,667 shares of common stock to the one accredited investor pursuant to a current private placement offering being conducted by the Company at $1.50 per share.

On December 31, 2021, we issued 16,667 shares of common stock to the one accredited investor pursuant to a current private placement offering being conducted by the Company at $1.50 per share.

On December 31, 2021, we issued 66,667 shares of common stock to the one accredited investor pursuant to a current private placement offering being conducted by the Company at $1.50 per share.

On January 13, 2022, we issued 30,000 shares of common stock to the one accredited investor pursuant to a current private placement offering being conducted by the Company at $1.50 per share.

These transactions were exempt from registration under Section 4(a)(2) and/or Rule 506(b) of Regulation D as promulgated by the SEC under of the Securities Act of 1933, as transactions by an issuer not involving any public offering. None of the securities were sold through an underwriter and, accordingly, there were no underwriting discounts or commissions involved.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

4.1	Form of 6% Unsecured Promissory Note

10.1	Memorandum of Understanding between D.S. Raider, Ltd. and EZRaider Global, Inc. dated December 30, 2021

10.2	Form of the Note Purchase Agreement between the Registrant and investors parties thereto

10.3	Form of Subscription Agreement between the Registrant and investors parties thereto

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZRAIDER CO.

Dated: January 19, 2022	By:	/s/ Moshe Azarzar
	Name:	Moshe Azarzar
	Title:	Chief Executive Officer, President, Treasurer and Secretary
(Principal Executive Officer)

Dated: January 19, 2022	By:	/s/ George Andrew Lear III
	Name:	George Andrew Lear III
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)