Form 10-KT
period 2021-12-31
EZRaider Co.
filed 2022-04-29
CIK 1543066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KT

(Mark One)

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended _______________________________________

or

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from February 28, 2021 to December 31, 2021

Commission file number: 333-180251

EZRaider Co.

(Exact name of registrant as specified in its charter)

Florida	45-4390042
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

1303 Central Ave S, Unit D

Kent, WA 98032

(Address of principal executive offices)

Registrant’s telephone number, including area code (833) 724-3378

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☒ Yes    ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes    ☐ No

(Note: The registrant is a voluntary filer of reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 and has filed during the preceding 12 months all reports it would have been required to file by Section 13 or 15(d) of the Securities Exchange Act of 1934 if the registrant had been subject to one of such Sections.)

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common equity held by non-affiliates was $9,750,000. At that time, the registrant had 12,500,000 shares of Common Stock issued and outstanding, with 6,500,000 of such shares held by non-affiliates. To date, there has been a limited public market for the registrant’s common stock. Therefore, for the purposes of this calculation, the registrant has valued its shares of common stock at $1.50 per share, based upon the price at which the registrant last sold shares of its common stock in a private placement consummated in January 2022.

As of April 29, 2022, there were 41,589,336 shares of the registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.

TABLE OF CONTENTS

TRANSITION REPORT ON FORM 10-KT INDEX

- i -

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this transition report on Form 10-KT (the “Transition Report”) contains “forward-looking statements.” Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue,” negatives thereof, or similar expressions. Examples of forward-looking statements include, but are not limited to, statements about the following:

•	our prospects, including our future business, revenues, expenses, net income, earnings per share, gross margins, profitability, cash flows, cash position, liquidity, financial condition and results of operations, backlog of orders and revenue, our targeted growth rate, our goals for future revenues and earnings, and our expectations about realizing the revenues in our backlog and our sales pipeline;

•	the potential impact of COVID-19 on our business and results of operations;

•	the effects on our business, financial condition and results of operations of current and future economic, business, market and regulatory conditions, including the current economic and market conditions and their effects on our customers and their capital spending and ability to finance purchases of our products, services, technologies and systems;

•	the effects of fluctuations in sales on our business, revenues, expenses, net income, earnings per share, margins, profitability, cash flows, capital expenditures, liquidity, financial condition and results of operations;

•	our products, services, technologies and systems, including their quality and performance in absolute terms and as compared to competitive alternatives, their benefits to our customers and their ability to meet our customers’ requirements, and our ability to successfully develop and market new products, services, technologies and systems;

•	our markets, including our market position and our market share;

•	our ability to successfully develop, operate, grow and diversify our operations and businesses;

•	our business plans, strategies, goals and objectives, and our ability to successfully achieve them;

•	the sufficiency of our capital resources, including our cash and cash equivalents, funds generated from operations, availability of borrowings under our credit and financing arrangements and other capital resources, to meet our future working capital, capital expenditure, lease and debt service and business growth needs;

•	the value of our assets and businesses, including the revenues, profits and cash flows they are capable of delivering in the future;

•	the effects on our business operations, financial results, and prospects of business acquisitions, combinations, sales, alliances, ventures and other similar business transactions and relationships;

•	industry trends and customer preferences and the demand for our products, services, technologies and systems; and

•	the nature and intensity of our competition, and our ability to successfully compete in our markets.

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of whether, or the times by which, our performance or results may be achieved. Forward-looking statements are based on information available at the time those statements are made and management’s belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that may cause actual results, our performance or achievements, or industry results to differ materially from those contemplated by such forward-looking statements include, without limitation, those discussed under the caption “Risk Factors” in this Transition Report.

In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Transition Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Transition Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Transition Report. Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

As used in this Transition Report, “we,” “our,” “us” and the “Company” refer to EZRaider Co., a Florida corporation, and its subsidiaries, unless the context requires otherwise.

EXPLANATORY NOTE REGARDING THE TRANSITION PERIOD

On February 14, 2022, the Board of Directors of the Company approved the change in the Company’s fiscal year end from February 28/29 to December 31. As a result of this change, we are filing this Transition Report on Form 10-KT for the ten-month transition period from February 28, 2021 to December 31, 2021. References to any of our previous fiscal years mean the fiscal years ending on February 28/29. References in this report to the “transition period” refer to the ten-month period ended December 31, 2021.

ITEM 1. BUSINESS.

Corporate History

We were incorporated as E-Waste Corp. in the State of Florida on January 26, 2012, to develop an e-waste recycling business. We were not able to raise sufficient capital to execute our original business plan and we ceased that line of business.

Effective September 3, 2021, we changed our name from E-Waste Corp. to EZRaider Co. On September 14, 2021, our wholly-owned subsidiary, E-Waste Acquisition Corp., a Delaware corporation, merged with and into EZRaider Global, Inc., a Nevada corporation (“EZ Global”), with EZ Global continuing as the surviving entity and a wholly-owned subsidiary of the Company (the “Merger”). At the effective time of the Merger, all of the outstanding shares of capital stock of EZ Global, were exchanged for 28,550,000 shares of our common stock. Following the Merger, we discontinued our prior activities and continued the existing business operations of EZ Global, and its wholly-owned subsidiary, EZ Raider, LLC, a Washington limited liability company (“EZ LLC”), as our main business focus.

On December 30, 2021, EZ Global entered into a memorandum of understanding (the “Memorandum”) with D.S. Raider Ltd., a company incorporated under the laws of Israel (“D.S Raider”) that designs, manufactures and sells electric-powered, tactical manned vehicles known as “EZRaider Vehicles.” The Memorandum amended certain terms of the Share Purchase Agreement that EZ Global, D.S Raider, and the shareholders of D.S Raider entered into on February 21, 2021 (as previously amended on March 30, 2021, and August 31, 2021) (the “Share Purchase Agreement”), pursuant to which, among other things, EZ Global had the exclusive right to acquire 100% of the capital stock of D.S Raider on or before December 31, 2021 (the “Exclusivity Date”), for an aggregate purchase price of $30,000,000, plus shares representing 21% of the Company’s common equity (the “D.S Raider Acquisition”). In September 2021, EZ Global previously purchased approximately 6.7% of the issued and outstanding capital stock of D.S Raider (295,947 Ordinary Shares), for an aggregate purchase price of $3,850,000.

Pursuant to the Memorandum, in consideration for D.S Raider agreeing to extend the Exclusivity Date to March 15, 2022, EZ Global agreed that, by December 31, 2021, it would secure $1,600,000 of purchase orders for EZRaider Vehicles for the 2022 year (the “Purchase Orders”) and would pay to D.S Raider a down payment of $800,000 (the “Down Payment”), representing 50% of the purchase price for the Purchase Orders, no later than January 17, 2022. Pursuant to the Memorandum, the parties also agreed to extend the rights previously provided to EZ Global, through EZ LLC, to be the exclusive distributor of EZRaider Vehicles in the United States, through January 31, 2023 (pursuant to the Authorized Exclusive Distribution Agreement dated September 12, 2019, as amended on September 2, 2021 (the “Distribution Agreement”)). D.S. Raider had previously granted EZ Global the right to be an exclusive distributor until September 2, 2022. This further extension was conditioned upon EZ Global : (i) paying of the Down Payment, (ii) securing the Purchase Orders; and (iii) placing the Purchase Orders. D. S Raider had the right, at its sole discretion, to terminate the Distribution Agreement and keep the balance of the Down Payment, if EZ Global failed to secure the Purchase Orders, pay for the secured Purchase Order within 7 days from receipt of notice of readiness for shipping of such Purchase Order, or consummate an already placed Purchase Order. Although EZ Global paid the required $800,000 Down Payment on January 13, 2022, and placed the Purchase Orders in accordance with the terms of the Memorandum, thereby obtaining the extension of the Exclusivity Date until March 15, 2022 (which was subsequently further extended until March 31, 2022), EZ Global still owes the outstanding balance for the Purchase Order it previously secured. The Share Purchase Agreement’s Exclusivity Date for the D.S Raider Acquisition has expired, and the Company is evaluating its options.

Business

Products & Markets

We operate through our subsidiaries EZ Global and EZ LLC, which imports electric-powered, tactical manned vehicles, known as “EZ Raider vehicles,” from D.S Raider. Under the Distribution Agreement, EZ Global has the exclusive rights to import, sell and distribute EZRaider products from D.S Raider for all recreational and military (non-federal) markets in all States of the United States through September 2, 2022, which exclusive rights have been extended by the Memorandum through January 1, 2023, subject to EZ Raider performing its obligations thereunder. In addition, EZ Global is permitted to make sales and to conduct distributions of products in all jurisdictions outside of the United States in which there is no other exclusive distributor.

EZ Global sells EZRaider tactical electric stand-up ATV vehicles and accessories, designed for use in both urban environments and backwoods trails. EZRaider Vehicles are available for sales to government and private sector customers in multiple countries, including the United States. The EZRaider technology platform combines dynamic, proprietary suspension with a lightweight, narrow-profile design that can traverse rugged off-road terrain while being small enough to fit through any normal household doorway. There are currently 3 vehicle models – LW, HD2 and HD4 -- which come in both 2wd and 4wd options.

EZRaider LW is an electric, lightweight vehicle that creates a new category in all-terrain riding, giving the user complete control with minimum training.

EZRaider LW has a unique lightweight design that provides exciting urban and extreme riding while preserving the environment, reaching up to 40km on a single charge. The simple and unique design allows for easy ongoing maintenance.

The EZRaider can be used in various applications, such as personal mobility, tourism, agriculture, extreme, fun, etc.

EZRaider HD2 is a heavy-duty utility vehicle able to work under extreme working conditions of heat, reaching up to 75 km on a single charge, with an additional Power port for range-extension to fit your needs, and a Control port, able to connect to an e-trailer carrying extreme weights, thereby opening a wide range of applications and more efficacy.

The EZRaider HD2 can be used in various applications, such as agriculture, defense and security, HLS, hunting, extreme, fun, etc.

EZRaider HD4 is a breakthrough vehicle that creates a new category in all-terrain riding, giving the user complete control with minimum training. The simple and unique design allows for easy ongoing maintenance.

The EZRaider HD4 can be used in various applications, such as military, paramilitary, HLS and rescue, hunting, agriculture, extreme, fun, etc.

The EZRaider HD4 is a heavy-duty 4x4 version with impressive abilities, even in extreme conditions. The driving range of this vehicle is the longest in its category, reaching up to 80 km / 50 miles on a single charge and it carries a heavy load over sandy and rocky terrain.

EZRaider E-Cart HD - An electric cart with its independent electric motor, battery and controllers.

The E-CART serves as a power multiplier and extends the driving range of the vehicle. EZRaider E-CART is a unique electric Cart with a 1500 W electric hub motor on each wheel, the E-Cart includes a lithium-ion battery motor controller. The E-Cart control and power cables connect to the EZRaider outlets connectors and include a dedicated wagon tow hitch that designed to use with the EZRAIDER HD2 or EZRaider HD4.

The cart can be used to carry equipment, transport goods, evacuate wounded, and more.
The E-CART can carry loads of up to 250 kg / 551.2 pounds.

EZRaider Vehicles come with two battery options – a 1740-Watt battery that provides up to 30 miles of range and a 3000-Watt battery that provides up to 50 miles range. The Range can be significantly increased with an additional optional battery pack.

EZ Global’s products appeal to a wide variety of customers for government, commercial and private uses. EZRaider Vehicles can be accessorized to fit the needs of the customer, including, but not limited to, remote control robotics for autonomous operation, agricultural spraying, golf, un-manned airport runway cleaning, off-road adventure and sport, facilities maintenance, security, law enforcement, fire, search and rescue (autonomous or manned), urban commuting & errands, disabled person mobility, hunting & fishing, tourism, military troop mobility, border patrol, and micro-delivery.

D.S Raider’s original customer was the Israeli Defense Forces (IDF) and sales later expanded to include private sector business interests like tour companies. D.S Raider then added broader consumer markets when EZ LLC started importing and selling products in the United States in 2019.

In 2020, EZ Global experienced significant distribution and sales setbacks as a result of COVID-19. Lockdowns were implemented in both Israel and the U.S. just as the spring/summer sales season was beginning, causing the cancelation of orders worldwide. However, sales growth has since resumed in 2021.

The EZRaider technology is expected to gain share in a growing number of markets, competing with existing transportation products such as the bicycle, scooter, ATV, UTV, FUV, ORV, compact car, electric skateboard, golf cart, moped, motorcycle and tractor.

Sales and Distribution Methods

EZRaider products, including vehicles and accessories, are currently produced in Israel by a third-party company called Flex Manufacturing (“Flex”). D.S Raider provides orders and down payments to Flex, which then scales its production space to accommodate the varying levels of production. Once orders are completed, D.S Raider examines the products and ships the final goods to EZ Raider LLC. Bare vehicles are then accessorized per customer on-site in Kent, WA, where they undergo quality procedures before repackaging and shipping. We typically make our orders by the container, which holds approximately 25 vehicles. However, we also order EZRaider vehicles in smaller batches, mostly 1-3 machines at a time, to accommodate the orders of private customers. Sales are primarily to individuals purchasing 1-3 machines and accessories.

Our sales and distribution model is direct-to-public. Customers place vehicle orders on our website. Once a sale is completed, EZ LLC sends product orders directly to customers using in-house delivery for Seattle area sales, land and air service for broader North American deliveries, and sea and air service for international sales.

Our Growth Strategy

The Company is currently focused on direct-to-public sales with plans to expand into authorized dealer sales in the future. Once we secure additional working capital, we will be able to place larger orders and build up inventory in the United States, to reduce delivery times to customers. Our sales expansion and comprehensive marketing strategies will then be deployed to begin establishing steady sales channels in key markets, including an increase in B2B sales.

We identified the following initial target markets for the sale and distribution of EZRaider Vehicles during the first and second quarters of 2022:

Government – A substantial push to build government sales launched in early October 2021 with a kick-off event at Pacific Raceways in Washington State.  This sales campaign launched with an initial focus on local jurisdictions like cities and counties for fire, police and maintenance crews. The event was attended by various local dignitaries generating very favorable response.

Off-road – The use of EZRaider vehicles as an all-terrain vehicle (ATV) is very popular with the initial customer base in the U.S.  Traditional distribution and retail channels are not useful to the expansion of EZRaider sales, so our focus will continue to remain on direct-to-public sales via leads created by word of mouth, social media and advertising campaigns.

Golf – Golf courses regularly rent carts to their customers for use during their game but never buy the machines outright. Instead, they typically lease the vehicles.  Current golf cart vehicles are an ideal target for replacement by EZRaider.  Inventory build-up and B2B leasing options are being developed presently and will set the stage for sales campaigns targeted at the golf industry.  EZRaider Vehicles with golf cart accessories will likely represent a significant growth sector for us in 2022.

Tourism – As with farms and golf courses, B2B leasing options will make EZRaider an exceptionally attractive option for many hotels and tour companies as replacements for quads and other dangerous types of ATV.

Agriculture – EZRaider will market and sell vehicles to commercial farms (wineries and ranches, etc.) to provide workers with efficient on-site work vehicles.  Our initial outreach to farms was very positive.  Like golf courses, sales to farms will become streamlined once B2B leasing or financing options are developed.

The Company previously entered into the Share Purchase Agreement with D.S Raider on February 21, 2021, as amended on March 30, 2021, on August 31, 2021, December 30, 2021 and March 11, 2022, pursuant to which the Exclusivity Date for the closing of the D.S Raider Acquisition was extended until March 31, 2022. On September 14, 2021, EZ Global purchased approximately 6.7% of the issued and outstanding capital stock of D.S Raider (295,947 Ordinary Shares), for an aggregate purchase price of $3,850,000. The Share Purchase Agreement’s Exclusivity Date for the D.S Raider Acquisition has expired, and the Company is currently evaluating its options.

Competitive Position in the Industry

EZRaider is on the larger end of micro-mobility vehicles and has essentially created a sub-category by establishing a new vehicle platform rather than just adding an electric drivetrain to existing devices.

The market for electric vehicles to replace fuel-burning technology is growing rapidly with sales of electric vehicles doubling approximately every 18 months. As the catastrophic environmental impacts of burning petroleum are becoming clearly understood globally, governments around the world are moving forward with laws that would phase-out petroleum burning vehicles. However, this is only one aspect of EZRaider’s market strength. There are additional problems faced by urban jurisdictions beyond carbon emissions, such as traffic, noise, and pollution.

Many companies are creating electric drives for existing technology platforms, while products like EZRaider and its competitor Arcimoto, Inc. represent entirely new technology platforms that are smaller and more efficient. The EZRaider has a profile that is small enough to fit through a normal household doorway and only weighs 200-300 lbs. This all-electric technology produces virtually zero noise and zero emissions. Cities around the world will benefit from not only these aspects of EZRaider and similar small vehicles, but also from the fact that the compact profile reduces traffic for single user trip compared to any car or truck.

Direct competition in the EZRaider mid-micro mobility sub-category is primarily limited to a vehicle from Canada called Lytehorse, which has a larger, heavier design. The company is in pre-order mode and does not yet appear to be conducting sales. Its vehicles are focused on the same target customers and uses, but are approximately 2-3x heavier than the EZRaider Vehicles.

Our focus is to compete successfully in the micro-mobility industry by:

●	Defining a new category of micromobility given the EZRaider’s unique size and capabilities

●	Promoting the flexibility of the platform;

●	keeping products and technology ahead of the competition;

●	relying on the strength of our management’s contacts; and

●	using our size and experience to our advantage by adapting quickly to changing market conditions or responding swiftly to potential opportunities.

Competition

The battery-electric vehicle market and “Micro-mobility” market are dominated by a small number of companies, only a handful of which are directly competitive with EZRaider. The current competitive market has seen significant increases in both competition and growth in recent years. Micro-mobility is a relatively newly popularized term used to describe personal transportation devices that are less than 1,000 LBS in weight and usually designed for a single rider. Companies like Bird Rides, Inc. and Neutron Holdings, Inc. d/b/a Lime (electric 2-wheel scooters focused on urban hourly rentals or “shared mobility”), for example, two of the leading micro-mobility companies, have achieved multibillion-dollar market caps despite Covid setbacks, while selling these two-wheeled scooters and electric bicycles, which may be unstable and dangerous in traffic, and are limited in their cargo capacity and often quite uncomfortable to ride.

Government Regulation

We are subject to a wide variety of laws and regulations in the United States and other jurisdictions. These laws, regulations, and standards govern various items directly or indirectly related to our business, such as vehicle sales, worker classification, labor and employment, anti-discrimination, whistleblowing and worker confidentiality obligations, product liability, vehicle defects, vehicle maintenance and repairs, personal injury, intellectual property, consumer protection, taxation, privacy, data security, competition, unionizing and collective action, terms of service, and environmental health and safety. They are often complex and subject to varying interpretations, in many cases due to their lack of specificity. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state, and local administrative agencies.

The micro-mobility industry and our business model are relatively nascent and rapidly evolving. New laws and regulations continue to be adopted, implemented, interpreted, and iterated upon in response to our growing industry and associated technology. As we expand our business into new markets or introduce new offerings into existing markets, regulatory bodies or courts may claim that (i) we are subject to additional requirements, (ii) our manufacturer, Flex, and/or our supplier, D.S Raider, may be subject to additional requirements, or (iii) we are prohibited from conducting our business in certain jurisdictions. For example, if we migrate from back-road or off-road settings to on-street use, we will be subject to safety and equipment requirements applicable by both federal and state safety regulations including turn signals, rearview mirrors etc.

The National Highway Traffic Safety Administration (the “NHTSA”) defines a motorcycle as “a motor vehicle with motive power having a seat or saddle for the use of the rider and designed to travel on not more than three wheels in contact with the ground.” For a manufacturer to sell motorcycles in the United States, the manufacturer must self-certify to meet a certain set of regulatory requirements promulgated by the NHTSA in its Federal Motor Vehicle Safety Standards. EZRaider vehicles are not equipped with a seat or saddle and are thus not motorcycles pursuant to the NHTSA. We will continue to evaluate whether regulatory requirements are applicable to the products we sell.

Recent financial, political, or other events may increase the level of regulatory scrutiny on companies such as ours-technology companies in general-and companies engaged in dealings with independent contractors. Regulatory bodies may enact new laws or promulgate new regulations that are adverse to our business. In addition, due to changes in our operations, structure, or partner relationships as a result of changes in the market or otherwise, they may view matters or interpret laws and regulations differently than they have in the past or in a manner adverse to our business. Such regulatory scrutiny or action may create different or conflicting obligations from one jurisdiction to another.

For additional information about the laws and regulations we are subject to and the risks to our business associated with such laws and regulations, see the section entitled “Risk Factors.”

Warranty

D.S Raider provides a manufacturer’s warranty on all new and used vehicles that we sell for one and a half years from delivery of products to EZ Global, and one year from delivery of products from EZRaider to the end user (“Warranty Period”). During the Warranty Period, D.S Raider will fix or replace, without charge, any component in the product in which a manufacturing deficiency or defect is revealed after testing, repair or replacement conducted by or on behalf of the manufacturer only. Warranty coverage excludes certain exceptions including but not limited to wear and tear on products or components as the result of using the product, such as tires, lights, fuses, plastic components or items damaged as a result of circumstances unrelated to the manufacturer, neglect or misuse of products not in accordance with the user manual, use that deviates from normal use of the product, and repair, replacement or alteration of a component of the product not in an authorized service station. We do not accrue a warranty reserve for the products sold by us.

Suppliers

We have only one sole supplier, D.S Raider. Although products are and have generally been available to us from D.S Raider, D.S Raider may at times become subject to industry-wide shortages of components used in the manufacture of products. We order products from D.S Raider by the container. While we are currently on back order, we maintain a reserve of products on hand for customer deliveries pursuant to estimated delivery times at the time of sale.

Current Customers

We are a sales and product distributor. We rely on a variety of customers including both the private sector and government, across multiple industries and types of uses and we rely on a regular influx of new sales leads and contacts. Our customers purchase products through our website. We order and import EZRaider products directly from D.S Raider which we store, sell, accessorize and deliver the products to end-users. On August 16, 2021, we entered into a Purchase Agreement with EZRaider Hawaii, pursuant to which EZRaider Hawaii will act as the exclusive representative of EZ Global in Hawaii and will sell and service EZRaider vehicles in Hawaii. Pursuant to the Purchase Agreement, it is estimated that EZRaider Hawaii will purchase approximately 300 EZRaider Vehicles from EZ Global between the fourth quarter of 2021 and 2022. Given the severe supply chain constraints and ongoing negotiations with D,S Raider, 4 units have been delivered with the expected balance to be fulfilled through 2023. Additionally, we have signed a new dealer in Northern California with 48 units purchased, of which 3 have been delivered. Our first Aruba customer, who ordered and received 9 units, is in discussions to become the first dealer in that country. We have also secured our first Canadian dealer, with 8 units ordered and 4 having been delivered. We have a highly diversified customer base across multiple geographies. We are currently on an 8-12 week delivery time for product sales.

Intellectual Property

Pursuant to the Distribution Agreement, D.S Raider granted EZ Global a non-exclusive limited license to use D.S Raider’s trademarks in connection with performance of its distribution activities under the Distribution Agreement. Our policy is to protect our competitive position by, among other methods, protecting technology and improvements that we consider important to the development of our business. D.S Raider has generated a number of patents and expects this portfolio to continue to grow as they actively pursue additional technological innovation.

D.S Raider holds one design patent related to Ornamental Design for Personal Standing Vehicle which is registered in Israel, the U.S. under D845177, Europe and China. D.S Raider has also filed for three additional apparatus patents related to the vehicle one of which is published in the U.S., Europe, China, and Japan related to its Vehicle with a front and/or rear mechanism, based on the application of a lateral, horizontal force on the vehicle’s chassis; one related to Wheel Assembly (Wheels and Motors), and one of which is provisional in the U.S. related to Monitoring and Predicting Breakdowns in Vehicles. D.S Raider also holds registered trademarks for the D.S Raider and EZRaider names in the U.S., Israel, Europe, China, Japan (D.S Raider pending), and Australia.

In addition to this intellectual property, we also rely on our proprietary knowledge and ongoing technological innovation of D.S Raider to develop a competitive position in the market for the products. Each of these patents, patent applications, and know-how are integral to the conduct of our business, the loss of any of which could have a material adverse effect on our business.

Employees

As of the date of this prospectus, the Company has 6 full-time employees and consultants.  Most personnel are located in our Kent, Washington office and one is located in Hawaii. The Company is also utilizing firms and individual consultants to supplement our workforce as necessary.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. The risks described below include all material risks to investors that are known to our company. You should carefully consider such risks before investing in our securities. Our business, financial condition and results of operations could be materially harmed by these risks. As a result, the trading price of our common stock could decline, and you might lose all or part of your investment. When determining whether to buy our common stock, you should also refer to the other information in this Transition Report, including our financial statements and the related notes included elsewhere in this Transition Report.

Risks Related to Our Business and Industry

We have a limited operating history which makes the evaluation of our future business prospects difficult.

Before the consummation of the Merger, we were a shell company with no operating history and no assets other than cash. Effective upon the consummation of the Merger, we redirected our business focus towards the business of importing EZRaider Vehicles from D.S Raider and distributing and selling them in the United States through EZ Global. EZ Global commenced its business operation in August 2019 and is an early-stage company with a limited operating history. Its primary activities have been related to the organizational activities and the development of its distribution business, including the initiation of sales and marketing efforts related to EZRaider Vehicles. Our success is dependent upon the successful implementation of our business plan. Any future success that we might achieve will depend upon many factors, including factors beyond our control that cannot be predicted at this time. These factors may include but are not limited to:

●	changes in and/or increased levels of competition in the micro-mobility industry;
●	the availability and cost of products we distribute;
●	that we may default on our obligations to D.S Raider under the Distribution Agreement; and
●	the prompt manufacturing and shipment by D.S Raider, our sole supplier.

Because of our limited operating history, our ability to accurately forecast revenue is very difficult. To the extent we are unsuccessful in establishing our business strategy and increasing our revenues through the implementation of our sales and marketing strategy, we may be unable to appropriately adjust spending in a timely manner and will have to reduce our operating expenses, causing us to forego potent revenue-generating activities. These conditions may have a material adverse effect on the business operating results and financial condition of the Company. As such we may not be able to achieve positive cash flows and our lack of operating history and experience makes evaluation of our future business and prospects difficult.

The industry and the markets in which we operate are highly competitive and subject to rapid technological change.

The markets in which we operate are highly competitive. We operate primarily in the micro-mobility industry that is subject to rapidly evolving changes, rapid technological developments and product evolution, rapid changes in customer requirements and preferences, frequent new product introductions and enhancements, adoption and implementation of new laws and regulations in response to our growing industry and associated technology. As we expand our business into new markets, or introduce new offerings into existing markets, regulatory bodies or courts may claim that (i) we are subject to additional requirements, (ii) either our manufacturer, Flex, or our supplier, D.S Raider, is subject to additional requirements, or (iii) we are prohibited from conducting our business in certain jurisdictions. For example, if we migrate from back-road or off-road settings to on-street use, we will be subject to safety and equipment requirements applicable by both federal and state safety regulations including turn signals and rearview mirrors.

Quality problems with our vehicles could harm our reputation and erode our competitive position.

The success of our business will depend upon the quality of our vehicles and our relationships with customers. If our vehicles fail to meet our customers’ standards, our reputation could be harmed, which would adversely affect our marketing and sales efforts. We cannot assure you that our customers will not experience quality problems with our vehicles.

We may not be able to maintain our competitive position if we face intense competition from other distributors, many of which have significantly greater resources.

The market for electric vehicles and light electric vehicles is intensely competitive and is characterized by frequent technological changes and evolving industry standards. We expect competition to become more intense. Increased competition may result in a decline in average selling prices, causing a decrease in gross profit margins. We have faced and will continue to face competition from other distributors. Potential customers may choose to do business with established vehicle manufacturers and distributors, because of their perception that such vehicle manufacturers are more stable, and have greater manufacturing capacity and capability to adapt battery products to their vehicles.

Competitors who produce, sell and rent smaller micro-mobility platforms like scooters, ebikes and mopeds typically have greater financial, personnel, technical, manufacturing, marketing, sales and other resources than we do. As a result, these competitors may be in a stronger position to respond quickly to market opportunities, new or emerging technologies and evolving industry standards.

Future acquisitions may be unsuccessful and may negatively affect operations and financial conditions.

We plan to grow organically but we will also opportunistically pursue potential acquisitions of complementary businesses. Our wholly own subsidiary, EZ Global, entered into the Share Purchase Agreement with D.S Raider on February 21, 2021, as amended on March 30, 2021, on August 31, 2021, December 30, 2021 and March 11, 2022, pursuant to which the Exclusivity Date for the closing of the D.S Raider Acquisition has been extended until March 31, 2022. The Share Purchase Agreement’s Exclusivity Date for the D.S Raider Acquisition has expired, and the Company is currently evaluating its options. Should we acquire D.S Raider, or other companies, the integration of businesses, personnel, product lines and technologies can be difficult, time-consuming and subject to significant risks. Any difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and decrease our revenue and results of operations.

We are a distributor of EZRaider products and as such we have only one supplier, D. S Raider, to rely upon, and we have a limited term of exclusivity rights under the Distribution Agreement if we fail to meet certain criteria.

We do not manufacture EZRaider products. EZ Global is the exclusive distributor of EZRaider products in the United States, which products are produced by D.S Raider in Israel through a third party, Flex. On September 2, 2021, D.S Raider and EZ Global renewed the initial Distribution Agreement, pursuant to which D.S Raider appointed EZ Global as its exclusive distributor of EZ Raider products in the United States until September 2, 2022. Pursuant to the Memorandum entered between D. S. Raider and EZ Global on December 31, 2021, this exclusive right has been extended until January 31, 2023, subject to EZ Raider performing its obligations as set forth in the Memorandum. Although EZ Global paid the required Down Payment and placed the Purchase Orders on a timely basis in accordance with the terms of the Memorandum, EZ Global has not yet paid the outstanding balance for the Purchase Order it previously secured. Under the terms of the Memorandum, the non-payment of this outstanding balance due by EZ Global permits D.S Raider to terminate the Distribution Agreement, in its sole discretion, and keep the balance of the Down Payment as the agreed-upon damage.

We are dependent on our sole supplier D.S Raider and upon a third-party assembly company that D.S Raider utilizes to assemble EZRaider products.

EZRaider products contain numerous purchased parts that D.S Raider, our sole supplier, and its assembly source, procure. D.S Raider uses Flex Manufacturing in Israel to assemble EZRaider products and has thus far met all orders placed in a timely manner. However, it would negatively affect our business if they are unable to meet purchase orders in a timely manner, have difficulties acquiring raw materials and or parts such as lithium batteries, shipping finished goods, or ensuring customs clearance of products. Any significant unanticipated demand or delays our supplier faces could require them to procure additional components in a short amount of time. There is no assurance that D.S Raider will be able to secure additional or alternative sources of supply or develop replacements for certain components of the products. Any unexpected difficulties or delays with key suppliers by D.S Raider could result in a downstream delay and potential loss of access to finished goods necessary for our operations.

There is no assurance that our supplier will ultimately be able to meet the cost, quality and volume needed to fulfill our orders. Furthermore, as our sales increase, we will need to accurately forecast, purchase, warehouse and transport to our facilities finished goods at higher volumes than we have experience with. If we are unable to accurately match the timing and quantities of purchases to our actual plans or capabilities, or successfully implement automation, inventory management and other systems to accommodate the increased complexity in our supply chain, we may have to incur unexpected storage, transportation and write-off costs, which could have a material adverse effect on our financial condition and operating results.

Unforeseen or recurring operational problems at the third part assembly facility, or a catastrophic loss of the third-party assembling facility, may cause significant loss or delayed production and adversely affect our results of operations.

Our supplier’s assembly process could be affected by operational problems that could impair production capabilities and the timeframes within which we expect to receive our purchased vehicles. The assembly facility, which our sole supplier utilizes, could experience disruptions or shutdowns at their facility for any number of reasons, including but not limited to:

●	maintenance outages to conduct maintenance activities that cannot be performed safely during operations;

●	disruptions in the available workforce;

●	breakdown, failure or substandard performance by employees or failure of other equipment used in assembly;

●	noncompliance with, and liabilities related to, environmental requirements or permits;

●	pandemics, fires, floods, snow or ice storms, earthquakes, tornadoes, hurricanes, microbursts or other catastrophic disasters, national emergencies, political unrest, war or terrorist activities; or

●	other operational problems.

If D.S Raider’s assembly provider is compromised or shut down, it may experience prolonged startup periods, regardless of the reason for the compromise or shutdown. Those startup periods could range from several days to several weeks or longer, depending on the reason for the compromise or shutdown and other factors. Any disruption in their operations could cause a significant loss of assembly production, delays in their ability to produce EZRaider Vehicles to meet our sales orders, and adversely affect our results of operations. If D.S Raider fails to procure a replacement assembler, they may be required to move operations to a replacement assembler which could cause delays in production and changes to the cost of goods. Any of these events individually or in the aggregate could have a material adverse effect on our business, financial condition and operating results.

We may be unable to accurately forecast our vehicle delivery needs, which could harm our business, financial condition and results of operations.

We deliver vehicles locally by our internal transportation resources if within a certain distance of our location in Kent, Washington. For all other orders we use various service providers for ground shipping. In the future we anticipate utilizing a third-party common carrier and will likely enter an agreement with such a carrier for services. It will be important to accurately forecast vehicle delivery volumes in advance. It will be difficult to predict, especially months in advance, our vehicle delivery volumes and it could have a material adverse effect on our business, financial condition and results of operations.

Failure to maintain the strength and value of the EZRaider brand could have a material adverse effect on our business, financial condition and results of operations.

Our success depends, in part, on the value and strength of the EZRaider brand, and is heavily dependent on D.S Raider’s actions as well. Maintaining, enhancing, promoting and positioning the EZRaider brand, particularly in new markets where we have limited brand recognition, will depend largely on the success of our marketing efforts and our ability to provide high-quality services, products and resources, and a consistent, high-quality customer experience. Our brand could be adversely affected if either we or D.S Raider fail to achieve these objectives, if we fail to comply with laws and regulations, if we are subject to publicized litigation, or if our public image or reputation were to be tarnished by negative publicity. Some of these risks may be beyond our ability to control, such as the effects of negative publicity regarding our suppliers or third-party providers of services or negative publicity related to members of management. Any of these events could hurt our image, resulting in reduced demand for our products and a decrease in net sales. Further, maintaining, enhancing, promoting and positioning the EZRaider brand’s image may require us to make substantial investments in marketing and employee training, which could adversely affect our cash flow, and which may ultimately be unsuccessful. These factors could have a material adverse effect on our business, financial condition and results of operations.

We will be almost entirely dependent upon revenue generated from a limited number of products in the near term, and our future success will be dependent upon our ability to design and achieve market acceptance of new product offerings and vehicle models.

Revenue to date has come mostly from the sale of the three current EZRaider models, Ecarts, and accessories. We are unaware of any future vehicle models that may be in development. There can be no assurance that we will be able to sustain revenues from current product offerings, nor whether D.S Raider will design future models of vehicles, or develop future services, that will meet the expectations of our customers, or that any future models will become commercially viable.

In addition, historically, automobile customers have come to expect new and improved vehicle models to be introduced frequently. In order to meet these expectations, we may in the future be required to introduce new models as well as enhanced versions of existing vehicle models. As technologies change in the future for automobiles, we will be expected to offer upgrades or adaptations of vehicles and introduce new models. Our sales and offerings are limited to the development of such new vehicles by D.S Raider, our sole supplier. EZRaider Vehicles are currently used in off-road and leisure settings in the United States. We believe we will need to address additional markets and expand our customer demographic to further grow our business. Our failure to address additional market opportunities could materially harm our business, financial condition, operating results and prospects.

We could experience significant delays or other complications in the delivery of finished goods to ramp sales of our vehicles, which could harm our brand, business, prospects, financial condition and operating results.

Having experienced past delays or complications, partially as a result of COVID-19, we may experience future delays or other complications in connection with EZRaider Vehicles. Any significant delay or other complication in the assembly and production of EZRaider Vehicles, or the delivery of finished goods to increase sales, including complications associated with expanding our capacity, could materially damage our brand, business, prospects, and financial condition and operating results.

Certain components of our products, specifically the batteries, pose safety risks that may cause accidents, which could lead to liability to us, cause delays in the manufacturing of our product and/or adversely affect market acceptance.

Our battery systems contain Li-ion cells, which have been used for years in laptops and cell phones. On rare occasions, Li-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials. Highly publicized incidents of laptop computers and cell phones bursting into flames have focused consumer attention on the safety of these cells. Moreover, there have been numerous widely publicized reports of electric buses bursting into flames, particularly in China. The events have also raised questions about the suitability of these Li-ion cells for automotive applications. We have subjected our battery systems to various tests and damaging treatments such as baking, overcharging, crushing or puncturing to assess the response of our battery systems to deliberate and sometimes destructive abuse. However, there can be no assurance that a field failure of our battery systems will not occur, which could damage the vehicle in which it is fitted, or lead to personal injury or death, and may subject us to lawsuits. Moreover, any failure of a competitor’s battery system, especially those that use a high volume of cells similar to ours, may cause indirect adverse publicity for us. Such adverse publicity would negatively affect our brand and harm our business, prospects, financial condition and operating results.

As with any battery, our lithium-based batteries can short circuit when not handled properly. Due to the high energy and power density of lithium-based batteries, a short circuit can cause rapid heat buildup. Under extreme circumstances, this could cause a fire. This is most likely to occur during the formation or testing phase of our process. While we incorporate safety procedures and specific safety testing in our battery testing facilities to minimize safety risks, we cannot assure you that an accident in any part of our facilities where charged batteries are handled will not occur. Any such accident could result in injury to our employees or damage to our facility and would require an internal investigation by our technical staff. Our general liability insurance may not be sufficient to cover potential liability that would result from such accidents. Any such injuries, damages or investigations could lead to liability to us, cause delays in the manufacturing of our product and/or adversely affect market acceptance which could adversely affect our operations and financial condition.

Furthermore, the manufacturing process incorporates pulverized solids, which can be toxic to employees when allowed to become airborne in high concentrations. We have incorporated safety controls and procedures into our manufacturing processes designed to maximize the safety of our employees and neighbors. Any related incident, including fire or personnel exposure to toxic substances, could result in significant manufacturing delays or claims for damages resulting from injuries, which could adversely affect our operations and financial condition.

Our future growth depends upon the willingness of specialty-vehicle consumers to adopt electric vehicles.

Our growth is highly dependent upon the adoption of such vehicles by consumers. If the markets for such vehicles in the world do not develop as we expect or develop more slowly than we expect, our business, prospects, financial condition and operating results will be harmed, because demand for our products and services will not increase as expected or may even be reduced. The market for alternative fuel vehicles is relatively new, rapidly evolving, and characterized by rapidly changing technologies, price competition, numerous competitors, evolving government regulation and industry standards, frequent new vehicle announcements and changing consumer demands and behaviors.

Other factors may influence the adoption of electric vehicles, including, but not limited to:

•	perceptions about such vehicle quality, design, performance and cost, especially if adverse events or accidents occur that are linked to the quality or safety of electric vehicles;

•	perceptions about such vehicle quality, safety, design, performance and cost, especially if adverse events or accidents occur that are linked to the quality or safety of electric vehicles;

•	volatility in sales of vehicles;

•	perceptions about vehicle safety in general, in particular safety issues that may be attributed to the use of advanced technology, including vehicle electronics and regenerative braking systems;

•	the limited range over which such vehicles may be driven on a single battery charge and the effects of weather on this range;

•	the decline of an electric vehicle’s range resulting from deterioration over time in the battery’s ability to hold a charge;

•	concerns about electric charging infrastructure availability and reliability, which could derail past and present efforts to promote electric vehicles as a practical solution to vehicles that require gasoline;

•	concerns about charging station standardizations, convenience and cost influencing consumers’ perceptions regarding the convenience of electric vehicle charging stations;

•	concerns of potential customers about the susceptibility of battery packs to damage from improper charging, as well as the lifespan of battery packs and the cost of their replacement;

•	concerns regarding comprehensive insurance coverage related to electric vehicles;

•	developments in alternative technologies, such as advanced diesel, ethanol, fuel cells or compressed natural gas, or improvements in the fuel economy of the internal combustion engine, which could adversely affect sales of electric vehicles;

•	the environmental consciousness of consumers;

•	the availability and volatility in the cost of natural gas, diesel, coal, oil, gasoline and other fuels relative t0 electricity, for example, the sharp reduction in prices for gasoline in 2020;

•	the availability of tax and other government incentives to purchase and operate electric vehicles;

•	concerns regarding the value and costs for upkeep of electric vehicles in the used car market;

•	the availability of enough skilled labor in after-sale services; and

•	macroeconomic factors.

If any market fails to achieve our expected level of growth, we may have excess manufacturing capacity and may not be able to generate enough revenue to achieve or sustain our profitability.

Risks Related to Our Financial Condition and Capital Requirements

We have a history of losses and will need substantial additional funding to continue our operations, and we may not raise the funds necessary.

Our operations have consumed substantial amounts of cash since inception. We have incurred losses since our incorporation and formation in 2012. To date, we have financed our operations through a mix of investments from private investors and the incurrence of debt. Additional funding from those or other sources may not be available when or in the amounts needed, on acceptable terms, or at all.

The various ways we could raise additional capital carry potential risks. Under the Share Purchase Agreement with D.S. Raider, as amended, the Company, through EZ Global, had the exclusive right to acquire 100% of the capital stock of D.S Raider on or before March 31, 2022 for an aggregate purchase price of $30,000,000, plus shares representing 21% of the Company’s common equity. The Share Purchase Agreement’s Exclusivity Period for the D.S Raider Acquisition has expired, and the Company is currently evaluating its options.

We may need to raise the capital necessary to acquire D.S Raider, or for other business purposes, through the sale of equity, or securities convertible into equity. This would result in dilution to our then existing stockholders, which could be significant depending on the price at which we may be able to sell our securities. Any equity securities issued also could provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise additional capital through the incurrence of indebtedness, we will likely become subject to covenants restricting our business activities, and holders of debt instruments may have rights and privileges senior to those of our equity investors. In addition, servicing the interest and principal repayment obligations under debt facilities could divert funds that would otherwise be available to support research and development, or commercialization activities.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern.

The Company’s historical financial statements have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our recurring net losses and accumulated deficit and expressing substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity financing or other capital, attain further operating efficiencies, reduce expenditures, and, ultimately, generate revenue after the Merger. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, if adequate funds are not available to us when we need them, we will be required to curtail our operations, which would, in turn, further raise substantial doubt about our ability to continue as a going concern.

Risks Related to Regulatory Requirements in the Industry We Operate

The industry in which we operate is subject to ongoing regulatory obligations and reviews. There could be an adverse change or increase in the laws and/or regulations governing our business. Maintaining compliance with these requirements may result in significant additional expense to us, and any failure to maintain such compliance could cause our business to suffer.

We and our operating subsidiary are subject to various laws and regulations in different jurisdictions, and the interpretation and enforcement of laws and regulations are subject to change. We also will be subject to different tax regulations in each of the jurisdictions where we will conduct our business or where our management or the management of our operating subsidiary is located. We expect that the scope and extent of regulation in these jurisdictions, as well as regulatory oversight and supervision, will generally continue to increase. There can be no assurance that future regulatory, judicial and legislative changes in any jurisdiction will not have a material adverse effect on us or hinder us in the operation of its business. In addition, we may incur substantial costs to comply with current or future environmental, health and safety laws and regulations applicable to us.

These current or future laws and regulations may impair our research, development or production efforts or impact the research activities we pursue. While we plan to comply with governmental safety regulations, mobile and stationary source emissions regulations, and other standards, meeting government-mandated safety standards is costly and often technologically challenging. If we fail to comply with applicable regulations or requirements, this could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, or injunctions. An adverse outcome in any such litigation could require us to pay contractual damages, compensatory damages, punitive damages, attorneys’ fees and costs. These enforcement actions could harm our business, financial condition and results of operations. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, financial condition and results of operations could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees.

The discovery of defects in vehicles resulting in delays in new model launches, recall campaigns, or reputational damage, may negatively affect our business.

Government safety standards also require manufacturers to remedy defects related to vehicle safety through safety recall campaigns, and a manufacturer is obligated to recall vehicles if it determines that the vehicles do not comply with a safety standard. Should we, D.S Raider, or government safety regulators determine that safety or other defect or noncompliance exists with respect to certain EZRaider Vehicles before the start of production, the launch of such vehicle could be delayed until such defect is remedied. The costs associated with any protracted delay in new product launches necessary to remedy such defects, or the cost of recall campaigns to remedy such defects in vehicles that have been sold, could be substantial. Further, adverse publicity surrounding actual, or alleged safety-related or other defects could damage our reputation and adversely affect sales of EZRaider Vehicles.

Product defects could adversely affect the results of our operations and may expose us to product liability claims.

The marketing, sale and distribution of EZRaider products may subject us to product liability claims, alleging that EZRaider Vehicles we sold cause injuries. A product liability claim could result in substantial damages and be costly and time-consuming for us to defend, which could harm our business, prospects, operating results and financial condition. Even our compliance with governmental standards does not necessarily prevent us from product liability litigation, which can entail significant cost and risk.

The motor vehicle industry experiences significant product liability claims, and we face an inherent risk of exposure to claims in the event our vehicles do not perform as expected or malfunction resulting in personal injury or death. While we maintain product liability insurance, this insurance may not fully protect us from the financial impact of defending against product liability claims. Any product liability claim brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future.

Additionally, any product liability lawsuit could lead to regulatory investigations, product recalls or withdrawals, damage our reputation or cause current vendors, suppliers and customers to terminate existing agreements and potential customers and partners to seek other suppliers, any of which could negatively impact our results of operations. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about EZRaider Vehicles, our business and inhibit or prevent the commercialization of other future vehicle candidates, which could have material adverse effect on our brand, business, prospects and operating results. Any lawsuit seeking significant monetary damages either in excess of our liability coverage, or outside of our coverage, may have a material adverse effect on our reputation, business and financial condition. We may not be able to secure product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we do face liability for our products and are forced to make a claim under our policy.

Risks Related to Our Intellectual Property

Limited intellectual property protection may cause us to lose our competitive advantage and adversely affect our business.

We have been granted, pursuant to the Authorized Exclusive Distribution Agreement, dated September 12, 2019, and amended September 2, 2021, a limited non-exclusive license to use the D.S Raider’s trademarks related to the products we distribute. D.S Raider holds one design patent related to Ornamental Design for Personal Standing Vehicle which is registered in Israel, the U.S. under D845177, Europe and China. D.S Raider has also filed for three additional apparatus patents related to the vehicle one of which is published in the U.S., Europe, China, and Japan related to its Vehicle with a front and/or rear mechanism, based on the application of a lateral, horizontal force on the vehicle’s chassis; one related to Wheel Assembly (Wheels and Motors); and one of which is provisional in the U.S. related to Monitoring and Predicting Breakdowns in Vehicles. D.S Raider also holds registered trademarks for the D.S Raider and EZRaider names in the U.S., Israel, Europe, China, Japan (D.S Raider pending), and Australia. The pending patent applications and/or any patent applications we may file in the future may not be successful. To date, we have relied on copyright, trademark and trade secret laws, as well as confidentiality procedures and licensing arrangements, to establish and protect intellectual property rights to the D.S Raider technologies and vehicles. We typically enter into confidentiality or license agreements with employees, consultants, consumers and vendors in an effort to control access to and distribution of technology, software, documentation and other information. Policing unauthorized use of this technology is difficult and the steps taken may not prevent misappropriation of the technology. In addition, effective protection may be unavailable or limited in some jurisdictions. Litigation may be necessary in the future to enforce or protect our rights and D.S Raider’s rights, or to determine the validity and scope of the rights of others. If D.S Raider declines to enforce its rights, our business may be adversely affected. Such litigation could cause us to incur substantial costs and divert resources away from daily business, which in turn could materially adversely affect the business.

Our failure to obtain or maintain the right to use certain intellectual property may negatively affect our business.

Our future success and competitive position depend in part upon our ability to obtain or maintain the right to use the certain proprietary intellectual property of D.S Raider used in or related to the EZRaider products. This may be achieved, in part, by (i) ensuring we maintain our distribution agreement with D.S Raider to ensure we have the right to use the intellectual property related to EZRaider products, and (ii) by prosecuting claims against others who we believe are infringing our rights and by defending claims of intellectual property infringement brought by others. In the future, we may commence lawsuits against others if we believe they have infringed our rights, or we may become subject to lawsuits alleging that we have infringed the intellectual property rights of others. For example, to the extent that D.S Raider has previously incorporated third-party technology and/or know-how into certain products we sell for which they do not have sufficient license rights, both D.S Raider and our company could incur substantial litigation costs, be forced to pay substantial damages or royalties, or even be forced to cease sales in the event any owner of such technology or know-how were to challenge our subsequent sale of such products (and any progeny thereof). In addition, to the extent that D.S Raider discovers or has discovered third-party patents that may be applicable to products or processes in the development of EZRaider products, they may need to take steps to avoid claims of a possible infringement, including obtaining non-infringement or invalidity opinions and, when necessary, re-designing or re-engineering products. However, we cannot assure you that these precautions will allow us to successfully avoid infringement claims. Our involvement in intellectual property litigation could result in significant expense to us, adversely affect the development of sales of the challenged product or intellectual property and divert the efforts of our management personnel, whether or not such litigation is resolved in our favor. Further, to the extent action is required to be taken by D.S Raider, we may not be able to enforce or require that they take such action. In the event of an adverse outcome in any such litigation, we (and D.S Raider) may, among other things, be required to:

●	pay substantial damages;

●	cease the development, assembly, use, sale or importation of products that infringe upon other patented intellectual property;

●	expend significant resources to develop or acquire non-infringing intellectual property;

●	discontinue processes incorporating infringing technology; or

●	obtain licenses to the infringing intellectual property.

We depend on our senior management team, and the loss of one or more key employees or an inability to attract and retain highly skilled employees could adversely affect our business.

Our success depends on the skills, experience and performance of our Chief Executive Officer, Moshe Azarzar, and our key employees. The effort of our Chief Executive Officer will be important as we continue to develop and expand our commercial activities. The loss or incapacity of existing members of our executive management team could negatively impact our operations if we experience difficulties in hiring qualified successors. Qualified employees periodically are in great demand and may be unavailable in the time frame required to satisfy our customers’ requirements. Expansion of our business could require us to employ additional personnel. There can be no assurance that we will be able to attract and retain sufficient numbers of skilled employees in the future. The loss of personnel or our inability to hire or retain sufficient personnel at competitive rates could impair the growth of our business.

We also rely on our leadership team in the areas of finance, marketing, services, general and administrative functions, and sales. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business.

Our future success depends upon our ability to attract and retain executive officers and other key technology, sales, marketing, engineering, manufacturing and support personnel and any failure to do so could adversely impact our business, prospects, financial condition and operating results.

To continue to execute our growth strategy, we also must attract and retain highly skilled personnel. Competition is intense for salespeople. The pool of qualified personnel with experience working with the electric vehicle, in the micro-mobility market is limited overall and specifically in Kent, Washington, where our principal office is located. In addition, many of the companies with which we compete for experienced personnel have greater resources than we have and are located in metropolitan areas that may attract more qualified workers.

In addition, in making employment decisions, particularly in high-technology industries, job candidates often consider the value of the equity awards they are to receive in connection with their employment. Volatility in the price of our stock might, therefore, adversely affect our ability to attract or retain highly skilled personnel. Furthermore, the requirement to expense certain stock awards might discourage us from granting the size or type of stock awards that job candidates require to join us. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

Risk Associated with our International Business.

We are subject to certain risks in connection with doing business internationally which could adversely affect our business.

Because we import our products from a country outside the United States, our business operations are subject to a variety of risks, including:

●	having to comply with various U.S. and international laws, including export control laws and anti-money laundering laws;

●	changes in uncertainties relating to foreign rules and regulations;

●	tariffs, export or import restrictions, restrictions on remittances abroad, imposition of duties or taxes that limit our ability to import products;

●	fluctuations in foreign currency exchange rates;

●	imposition of limitations on production, sale or export in foreign countries;

●	imposition of limitations on or increase of withholding and other taxes on remittances and other payments by foreign processors or joint ventures;

●	economic, political or social instability in foreign countries and regions;

●	an inability, or reduced ability, to protect our intellectual property, including any effect of compulsory licensing imposed by government action; and

●	availability of government subsidies or other incentives that benefit competitors in their local markets that are not available to us.

Our business is subject to currency fluctuations beyond our control.

The Company is headquartered in the U.S. with its sole manufacturer and supplier in Israel, and may make sales in international jurisdictions, making it subject to foreign currency fluctuations and such fluctuations may materially affect the Company’s financial position and results. The Company reports its financial results in U.S. dollars with the majority of transactions denominated in U.S. dollars. As the exchange rates between the U.S. dollar fluctuate against other foreign currencies including the New Israeli Shekel (“NIS”), the Company may experience foreign exchange gains or losses. The Company does not use an active hedging strategy to reduce the risk associated with currency fluctuations.

We face risks related to the current global economic environment which could harm our business, financial condition and results of operations.

The state of the global economy continues to be uncertain. The current global economic conditions and uncertain credit markets, concerns regarding the availability of credit pose a risk that could impact our international relationships, as well as our ability to manage normal commercial relationships with our customers, suppliers and creditors, including financial institutions. Global trade issues and the impositions of tariffs could also have an adverse effect on our international business activities. If the current global economic environment deteriorates, our business could be negatively affected.

Our ability to expand into international markets is uncertain.

We intend to expand our operations into international markets. In addition to general risks associated with international expansion, such as foreign currency fluctuations and political and economic instability, we face the following risks and uncertainties any of which could prevent us from selling our products in a particular country or harm our business operations once we have established operations in that country:

●	the difficulties and costs of localizing products for foreign markets;

●	the need to modify our products to comply with local requirements in each country; and

●	our lack of a direct sales presence in other countries, our need to establish relationships with distribution partners to sell our products in these markets and our reliance on the capabilities and performance of these distribution partners.

If we are unable to expand into international markets in the manner expected, our business, financial condition, results of operations and prospects may be materially and adversely affected.

A cybersecurity breach may adversely affect the Company’s reputation, revenue and earnings.

The Company and certain of its third-party service providers and vendors receive, store, and transmit digital personal information in connection with the Company’s operations, financial services operations, e-commerce, vehicle services offerings and other aspects of its business. The Company’s information systems, and those of its third-party service providers and vendors, are vulnerable to the continually evolving cybersecurity risks. Unauthorized parties may attempt in the future to gain access to our systems or the information the Company and its third-party service providers and vendors maintain and use through fraud or other means of deceiving our employees and third-party service providers and vendors. Hardware, software or applications the Company develops or obtains from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security and/or the Company’s operations. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving and may be difficult to anticipate or detect. The Company has implemented and regularly reviews and updates processes and procedures to protect against unauthorized access to or use of secured data and to prevent data loss. However, the ever-evolving threats mean the Company and third-party service providers and vendors must continually evaluate and adapt systems and processes, and there is no guarantee that they will be adequate to safeguard against all data security breaches or misuses of data. Any future significant compromise or breach of the Company’s data security, whether external or internal, or misuse of the customer, employee, franchisee, supplier or Company data could result in disruption to the Company’s operations, significant costs, lost sales, fines and lawsuits, and/or damage to the Company’s reputation. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and evolving requirements, compliance could also result in the Company being required to incur additional costs.

Potential tariffs or a global trade war could increase our costs and could further increase the cost of our products, which could adversely impact the competitiveness of our products and our financial results.

Our vehicles depend on materials from China, namely batteries, which are among the main components of our vehicles. We cannot predict what actions may be taken with respect to tariffs or trade relations between the United States and China, what products may be subject to such actions, or what actions may be taken by China in retaliation. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs, trade agreements or related policies have the potential to adversely impact our supply chain and access to equipment, our costs and our product margins. Any such cost increases or decreases in availability could slow our growth and cause our financial results and operational metrics to suffer.

Risk Related to Managing Our Growth

If we acquire D.S Raider or other companies, we may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy. We expect our operating expenses to increase in the future with no assurance that revenues will be sufficient to cover those expenses and delaying or preventing the Company from achieving profitability.

We anticipate growth in our business operations as a result of the contemplated acquisition of D.S Raider. While we believe that the acquisition of D.S Raider will be a strategic and commercial fit with our current business and will provide us with opportunities to expand our business, this acquisition will likely result in (i) the issuance of equity that would dilute our existing stockholders’ percentage of ownership; (ii) incur debt and assume liabilities; (iii) incur amortization expenses related to intangible assets or incur large and immediate write-offs. If we complete this acquisition of D.S Raider, we cannot assure you that it will ultimately strengthen our competitive position or that it will be viewed positively by customers, financial markets or investors.

In general, future acquisitions could pose numerous additional risks to our operations, including:

•	spending substantial capital and other resources needed for the acquisition,

•	problems integrating the purchased business, products or technologies,

•	challenges with establishing strategic relationships and other operating infrastructure,

•	challenges in achieving strategic objectives, cost savings and other anticipated benefits,

•	increases to our expenses, including administrative and operating expenses,

•	the assumption of significant liabilities that exceed the limitations of any applicable indemnification provisions or the financial resources of any indemnifying party,

•	inability to maintain relationships with key customers, and other business partners of the acquired businesses,

•	diversion of management’s attention from their day-to-day responsibilities,

•	difficulty in maintaining controls, procedures and policies during the transition and integration,

•	entrance into marketplaces where we have no or limited prior experience and where competitors have stronger marketplace positions,

•	potential loss of key employees, particularly those of the acquired entity, and

•	that historical financial information may not be representative or indicative of our results as a combined company.

This future growth could create a strain on our organizational, administrative and operational infrastructure, including manufacturing operations, quality control, technical support and customer service, sales force management and general and financial administration. Our ability to manage our growth properly will require us to continue to improve our operational, financial and management controls, as well as our reporting systems and procedures. If we are unable to manage our growth effectively, we may be unable to execute our business plan, which could have a material adverse effect on our business and our results of operations. If revenues do not increase to correspond with these expenses or if outside capital is not secured, there may be a material adverse effect on our business, cash flow and financial condition.

If we are unable to support demand for our current and our future products, including ensuring that we have adequate resources to meet increased demand our business could be harmed.

As our commercial operations and sales volume grow, we will need to continue to increase our workflow capacity for processing, customer service, billing and general process improvements and expand our internal quality assurance program, among other things. We may also need to purchase additional equipment and increase our manufacturing, maintenance, software and computing capacity to meet increased demand. We cannot assure you that any of these increases in scale, expansion of personnel, purchase of equipment or process enhancements will be successfully implemented.

Risks Relating to our Common Stock

Our common stock has a limited trading market, which could affect your ability to sell shares of our common stock and the price you may receive for our common stock.

Our common stock is currently traded on the over-the-counter market on the OTC Pink tier maintained by OTC Markets, Inc. under the symbol “EZRG”. However, as the OTC Pink tier is an unorganized, inter-dealer, over-the-counter market that provides significantly less liquidity than Nasdaq or other national securities exchanges, there has been only limited trading activity in our common stock, and we have a relatively small public float compared to the number of our shares outstanding. If an active trading market for our common stock does not develop or is not sustained, you may not be able to sell your shares quickly or at the market price. Our ability to raise capital to continue to fund operations by selling shares of our common stock and our ability to acquire other companies or technologies by using shares of our common stock as consideration may also be impaired.

Our stock price may be volatile, which could result in substantial losses to investors and litigation.

In addition to changes to market prices based on our results of operations and the factors discussed elsewhere in this “Risk Factors” section, the market price of and the trading volume for our common stock may change for a variety of other reasons, not necessarily related to our actual operating performance. The capital markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, the average daily trading volume of the securities of small companies can be very low, which may contribute to future volatility. Factors that could cause the market price of our common stock to fluctuate significantly include:

•	the results of operating and financial performance and prospects of other companies in our industry;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	announcements of innovations, increased service capabilities, new or terminated customers or new, amended or terminated contracts by our competitors;

•	the public’s reaction to our press releases, other public announcements, and filings with the SEC;

•	lack of securities analyst coverage or speculation in the press or investment community about us or market opportunities in the telecommunications services and staffing industry;

•	changes in government policies in the United States and, as our international business increases, in other foreign countries;

•	changes in earnings estimates or recommendations by securities or research analysts who track our common stock or failure of our actual results of operations to meet those expectations;

•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	any lawsuit involving us, our services or our products;

•	arrival and departure of key personnel;

•	sales of common stock by us, our investors or members of our management team; and

•	changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural or man-made disasters.

Any of these factors, as well as broader market and industry factors, may result in large and sudden changes in the trading volume of our common stock and could seriously harm the market price of our common stock, regardless of our operating performance. This may prevent you from being able to sell your shares at or above the price you paid for your shares of our common stock, if at all. In addition, following periods of volatility in the market price of a company’s securities, stockholders often institute securities class action litigation against that company. Our involvement in any class action suit or other legal proceedings could divert our senior management’s attention and could adversely affect our business, financial condition, results of operations and prospects.

We have never declared or paid cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

We currently intend to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay cash dividends will be dependent upon our financial condition, operating results, capital requirements, applicable contractual restrictions and other such factors as our board of directors may deem relevant.

The sale or availability for the sale of substantial amounts of our common stock could adversely affect the market price of our common stock.

Sales of substantial amounts of shares of our common stock, or the perception that these sales could occur, could adversely affect the market price of our common stock and could impair our future ability to raise capital through common stock offerings. Our executive officers and directors beneficially own, collectively, a substantial percentage of our outstanding common stock. If one or more of them were to sell a substantial portion of the shares they hold, it could cause our stock price to decline.

In connection with the Merger in September 2021, we issued in the aggregate 28,550,000 shares of our common stock, all of which shares were restricted shares that may not currently be sold in the public markets under Rule 144 under the Securities Act. In addition, as of the date of this Transition Report we have outstanding warrants to purchase an aggregate of 5,000,000 shares of our common stock. The sale of shares issuable upon exercise of warrants or upon conversion of convertible debt could adversely affect the price of shares of our common stock. Any issuance of our common stock that is not made solely to then-existing stockholders proportionate to their interests, such as in the case of a stock dividend or stock split, will result in dilution to each stockholder.

We may need to raise additional capital in the future. Additional capital may not be available to us on reasonable terms, if at all, when or as we require. If we issue additional shares of our common stock or other securities that may be convertible into, or exercisable or exchangeable for, our common stock, our existing stockholders will experience further dilution and could trigger anti-dilution provisions in outstanding warrants.

We need to raise additional capital to help fund our business operation. Future financings may involve the issuance of debt, equity and/or securities convertible into or exercisable or exchangeable for our equity securities. These financings may not be available to us on reasonable terms or at all when and as we require and as we require funding. If we are able to consummate such financings, the trading price of our common stock could be adversely affected and/or the terms of such financings may adversely affect the interests of our existing stockholders. Any failure to obtain additional working capital when required would have a material adverse effect on our business and financial condition and may result in a decline in our stock price. Any issuances of our common stock, preferred stock, or securities such as warrants or notes that are convertible into, exercisable or exchangeable for, our capital stock, would have a dilutive effect on the voting and economic interest of our existing stockholders.

Our officers and directors are entitled to indemnification from us for liabilities under our articles of incorporation, which could be costly to us and may discourage the exercise of stockholder rights.

Our articles of incorporation provide that we possess and may exercise all powers of indemnification of our officers, directors, employees, agents and other persons and our bylaws also require us to indemnify our officers and directors as permitted under the provisions of the Florida Business Corporation Act. We also have contractual indemnification obligations under our agreements with our directors and officers. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors, officers and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors, officers and employees even though such actions, if successful, might otherwise benefit our company and stockholders.

If equity research analysts do not publish research or reports about our business, or if they issue unfavorable commentary or downgrade our common stock, the market price of our common stock will likely decline.

The trading market for our common stock will rely in part on the research and reports that equity research analysts, over whom we have no control, publish about us and our business. We may never obtain research coverage from securities and industry analysts. If no securities or industry analysts commence coverage of our company, the market price for our common stock could decline. In the event we obtain securities or industry analyst coverage, the market price of our common stock could decline if one or more equity analysts downgrade our common stock or if those analysts issue unfavorable commentary, even if it is inaccurate, or cease publishing reports about us or our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 1303 Central Ave S, Unit D, Kent, Washington. We lease this office space in Kent, Washington, inclusive of space sufficient for both corporate offices and warehouses. The net monthly payment is $7,900. On July 15, 2021, we renewed the lease in Kent, Washington which now expires on August 31, 2022. We believe that our properties, taken as a whole, are in good operating condition and are suitable and adequate for our current business operations, and that additional or alternative space will be available on commercially reasonable terms for future use and expansion.

ITEM 3. LEGAL PROCEEDINGS

On January 31, 2022, Remer, LLC f/k/a CRR Cabins, LLC, an Oregon corporation (“Remer”), filed a complaint against our subsidiary EZ LLC in the Superior Court of the State of Washington, seeking damages in the amount of $114,460, plus interest and attorney’s fees. In May 2021, Remer entered into a distribution agreement with EZ LLC to become an authorized distributor of EZRaider Vehicles and paid $171,660 to purchase certain inventory. EZ LLC was not able to deliver the purchased vehicles on a timely basis and both the distribution agreement and purchase order were canceled. To date, EZ LLC has repaid $57,220 to Remer. The Company has accounted for the remaining $114,460 owed to Remer as a liability.

Except for the foregoing, we know of no materials, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or any threatened or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded under the ticker symbol “EZRG” on the OTC Pink tier of OTC Markets, Inc. Before October 4, 2021, our common stock traded under the ticker symbol “EWST”.

Holders

As of April 29, 2022, there were approximately 57 stockholders of record, according to the records of our transfer agent, and an unknown number of additional holders of common stock held in ‘street name’.

Dividends

We have not declared any common stock dividends to date. We have no present intention of paying any cash dividends on our common stock in the foreseeable future, as we intend to use earnings, if any, to generate growth. The payment by us of dividends, if any, in the future, is within the discretion of our board of directors and will depend upon, among other things, our earnings, capital requirements and financial condition, as well as other relevant factors. There are no material restrictions in our Articles of Incorporation, as amended, or Bylaws that restrict us from declaring dividends.

Recent Sales of Unregistered Securities

Except as set forth below, there were no sales of equity securities during the period covered by this Transition Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the Company:

On November 10, 2021, we issued 65,000 shares of common stock to the consultant for services rendered to the Company.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis contains forward-looking statements relating to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. You should not place undue reliance on these statements, which speak only as of the date of this Transition Report. These cautionary statements should be considered with any written or oral forward-looking statements that we may issue in the future. You should read this Transition Report on Form 10-KT with the understanding that our actual future results may be materially different from what we expect. All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by applicable law.

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The following discussion and analysis he is of the financial condition and results of operations of the Company is based upon, and should be read in conjunction with, the audited consolidated financial statements and related notes elsewhere in this Transition Report.

U.S. Dollars are denoted herein by “USD”, “$” and “dollars”.

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

Overview and Recent Developments

The Company was organized in the State of Florida on January 26, 2012. We were incorporated as E-Waste Corp. in the State of Florida on January 26, 2012, to develop an e-waste recycling business. We were not able to raise sufficient capital to execute our original business plan and we ceased that line of business.

Effective September 3, 2021, we changed our name from E-Waste Corp. to EZRaider Co. On September 14, 2021, our wholly owned subsidiary, E-Waste Acquisition Corp., a Delaware corporation, merged with and into EZRaider Global, Inc., a Nevada corporation (“EZ Global”), with EZ Global surviving as our wholly owned subsidiary in the merger (the “Merger”). At the effective time of the Merger, all of the outstanding shares of capital stock of EZ Global, were converted into 28,550,000 shares of our common stock. As a result of the Merger, we discontinued our prior activities and continued the existing business operations of EZ Global, and its wholly owned subsidiary, EZ Raider, LLC, a Washington limited liability company (“EZ LLC”).

On November 15, 2021, our board of directors (the “Board”) appointed George Andrew Lear III as Chief Financial Officer of the Company. Prior to Mr. Lear’s appointment, Moshe Azarzar, had served as Chief Financial Officer on an interim basis since September 14, 2021. In connection with his appointment as Chief Financial Officer, Mr. Lear also replaced Mr. Azarzar as the Company’s “Principal Financial and Accounting Officer” for SEC reporting purposes. In connection with Mr. Lear’s appointment as the Company’s Chief Financial Officer, the Company entered into an Employment Agreement with Mr. Lear, effective as of November 15, 2021. Said agreement has an initial term through January 31, 2022, and currently the terms of the extension as described in the employment agreement for Mr. Lear are in effect while also additional terms are being discussed with the Company.

On November 18, 2021, the Board appointed Yoav Tilan as Chief Operating Officer of the Company. In connection with Mr. Tilan’s appointment as the Company’s Chief Operating Officer, the Company entered into an Employment Agreement with Mr. Tilan, effective as of November 18, 2021, which has an initial term through January 31, 2023, at which time the terms for an extension will be negotiated.

On December 30, 2021, EZ Global entered into the Memorandum with D.S. Raider an Israeli company that designs, manufactures and sells electric-powered, tactical manned vehicles known as “EZRaider Vehicles.” The Memorandum amended certain terms of the Share Purchase Agreement EZ Global, D.S Raider, and the shareholders of D.S Raider entered into on August 31, 2021 (as previously amended on March 30, 2021 and August 31, 2021), pursuant to which, among other things, EZ Global had the exclusive right to acquire 100% of the capital stock of D.S Raider on or before December 31, 2021 for an aggregate purchase price of $30,000,000, plus shares representing 21% of the Company’s common equity. EZ Global previously purchased approximately 6.7% of the issued and outstanding capital stock of D.S Raider (295,947 Ordinary Shares), for an aggregate purchase price of $3,850,000.

Pursuant to the Memorandum, in consideration of D.S Raider’s agreement to extend the Exclusivity Date to March 15, 2022, EZ Global agreed that, by December 31, 2021, it would secure $1,600,000 of purchase orders for EZRaider Vehicles for the 2022 year (the “Purchase Orders”) and will pay to pay DS Raider a down payment of $800,000 (the “Down Payment”), representing 50% of the purchase price for the Purchase Orders, no later than January 17, 2022. The $800,000 Down Payment was paid to D.S Raider on January 13, 2022, and the Exclusivity Date was extended to March 15, 2022 (which was subsequently further extended until March 31, 2022). The Share Purchase Agreement’s Exclusivity Period for the D.S Raider Acquisition has expired, and the Company is currently evaluating its options.

On December 31, 2021, the Company closed two private placement offerings: (a) a private placement offering of up to $750,000 in shares of the Company’s Common Stock at a purchase price of $1.50 per share, in which the Company sold 143,335 shares of common stock to six accredited investors for the aggregate gross proceeds to the Company of $215,001, and (b) a private placement offering of up to $300,000 in principal amount of 6% unsecured promissory notes, in which the Company received $125,000 in gross proceeds and sold and issued promissory notes to three accredited investors in total principal amount of $125,000 and issued total of 12,500 shares of common stock to these investors.

In January 2022, the Company closed an additional private placement offering in which it sold an aggregate of 63,334 shares of the Company’s Common Stock at a purchase price of $1.50 per share to two accredited investors for an aggregate gross proceeds of $95,001.

The Company is currently conducting an additional private placement offering of up to $2,000,000 of shares of the Company’s common stock at a purchase price of $1.50 per share. As of the date of this Transition Report, the Company sold 6,667 shares of common stock to one accredited investor in this private placement offering for aggregate gross proceeds of $10,000.

On March 15, 2022, the Company entered into amendments to certain unsecured 6% promissory notes (the "Amendments") with three investors and issued additional 12,500 shares of common stock to these investors in consideration for the extension of the maturity date of the promissory notes until July 8, 2022.

On March 15, 2022, EZ Global and Konrad Koss entered into Amendment No. 2 to the 6% unsecured promissory note in the principal amount of $200,000 (the "Second Amendment").  Pursuant to the Second Amendment, the interest rate on the principal amount was increased from 6% to 7.5% per annum, and the maturity date was extended until September 16, 2022.

On March 15, 2022, EZ Global and Konrad Koss entered into Amendment No. 1 to the 6% unsecured promissory note in the principal amount of $50,000 (the "Amendment").  Pursuant to the Amendment, the interest rate on the principal amount was increased from 6% to 7.5%, and the maturity date was extended until September 16, 2022.

Change in Fiscal Year-End

On February 14, 2022, the Board of Directors of the Company approved the change in our fiscal year end from February 28/29 to December 31. As a result of this change, we are filing this Transition Report on Form 10-KT for the ten-month transition period from March 1, 2021 to December 31, 2021. References to any of our previous fiscal years mean the fiscal years ending on February 28/29.

Results of Operations

Ten-Month Period Ended December 31, 2021 Compared to Ten-Month Period Ended December 31, 2020

Revenues from operations were $347,127 for the ten months ended December 31, 2021, as compared to $572,416 for the ten months ended December 31, 2020. This decrease was primarily due to a decrease in customers due to supply chain issues related to the COVID-19 pandemic.

Cost of Revenue

Cost of revenues was $361,752 for the ten months ended December 31, 2021, as compared to $359,262 for the ten months ended December 31, 2020. Gross loss was $14,625 for the ten months ended December 31, 2021, and gross profit $213,154 for the ten months ended December 31, 2020, respectively. Gross profit margin decreased to (4.21%) from 37.24% for the ten months ended December 31, 2021 and 2020, respectively. The decrease was primarily due to lower margins associated with the mix of products sold, namely higher margin accessories and machines.

Operating Expenses

Operating expenses increased 416% to approximately $1,823,278 for the ten months ended December 31, 2021, as compared to $339,916 for the ten months ended December 31, 2020. This increase was primarily due to an increase in professional fees, advertising expenses, bad debt, and general administrative expenses attributable to fees required in connection with the Merger with EZ Global.

Other Expenses

The Company’s other expenses increased to $360,619 for the ten months ended December 31, 2021, as compared to other expenses of $24,360 during the ten months ended December 31, 2020. The primary reason for this increase was due to interest expense on the loans on the outstanding debt and loss on debt settlement.

Due to the described factors above, we had a net loss of $2,198,522 and $151,122 for the ten months ended December 31, 2021 and 2020, respectively.

Years Ended February 28, 2021 Compared to February 29, 2020.

Revenues from operations were $661,370 for the year ended February 28, 2021, as compared to $317,666 for the year ended February 29, 2020. This increase was primarily due to word of mouth and exposure of the EZ Raider in public use and the emphasis of outdoor recreation during the early days of the pandemic.

Cost of Revenue

Cost of revenues was $375,245 for the year ended February 28, 2021, as compared to $230,792 for the year ended February 29, 2020. Gross profits were $286,125 and $86,874 for the years ended February 28, 2021 and February 29, 2020, respectively. Gross profit margin increased to 43.26% from 27.35% for the years ended February 28, 2021 and February 29, 2020, respectively. The increase was primarily due to higher margins associated with the mix of products sold, namely higher margin accessories and machines.

Operating Expenses

Operating expenses increased 4% to approximately $445,548 for the year ended February 28, 2021, as compared to $426,401 for the year ended February 29, 2020. This increase was primarily due to an increase in professional fees, advertising expenses and general administrative expenses.

Other Expenses

The Company’s other expenses increased to $37,246 for the year ended February 28, 2021, as compared to other expenses of $0 during the year ended February 29, 2020. The primary reason for this increase was due to interest expense on the loans on the outstanding debt.

Due to the described factors above, we had a net loss of $196,669 and $339,527 for the years ended February 28, 2021 and February 29, 2020, respectively.

Liquidity and Capital Resources

As of December 31, 2021, we have $837,946 in current assets and $2,704,641 in current liabilities. We had $365,800 cash on hand and our working capital deficit was $1,866,695.

Cash Flows:

	Ten Months Ended,
	December 31, 2021	December 31, 2020

Cash Flows used in Operating Activities	$(257,406)	(124,597)
Cash Flows used in Investing Activities	(3,349,642)	—
Cash Flows Provided by Financing Activities	3,932,250	55,932
Net increase (decrease) in cash	$325,202	(68,665)

Liquidity and Capital Resources

For the ten months ended December 31, 2021, net cash used in operations of $257,406 was the result of a net loss of $2,198,522, depreciation expense of $22,312, stock issued for services of $288,834, stock issued as debt issuance cost of $18,750, loss on debt conversion of $256,568, bad debt expense of $69,591, an increase in accounts receivable of $45,738, an increase in prepaid expense of $74,100 an increase in inventory of $285,033. These were offset by an increase of accounts payable of $720,657, and an increase in accounts payable – related party of $11,000, an increase in accrued interest payable of $67,086, and an increase in deferred revenue of $891,189.

For the ten months ended December 31, 2020, net cash used in operations of $124,597 was the result of a net loss of $151,122, depreciation expense of $31,169, an increase in accounts receivable of $7,445, and a decrease in inventory of $89,744. These were offset by an increase of accounts payable of $108,020 and a decrease in deferred revenue of $21,075.

Net cash used in investing activities was $3,349,642 for the ten months ended December 31, 2021, which was attributable to an investment in D.S. Raider of $3,350,000 and cash acquired in connection with the recapitalization of $358, as compared to net cash used in investing activities, which was $0 for the ten months ended December 31, 2020.

Net cash provided by financing activities was $3,932,250 for the ten months ended December 31, 2021, which was a repayment and advances from related party of $453,736, repayment of note payable of $167,163 and these were offset by proceeds from convertible notes of $320,000, common stock issued for cash of $4,390,001, partially offset by recapitalization of $491,178.

Net cash provided by financing activities was $55,932 for the ten months ended December 31, 2020, reflecting the repayment of advances from related party of $170,706, offset by proceeds from notes payable of $213,423 and proceeds from PPP loan of $13,215.

Liquidity, Going Concern and Management’s Plans

The consolidated financial statements included in this Transition Report have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying consolidated financial statements, for the ten months ended December 31, 2021, the Company had:

●	Net loss of $2,198,522; and
●	Net cash used in operations was $257,406.

Additionally, at December 31, 2021, the Company had:

●	Accumulated deficit of $2,794,792;
●	Stockholders’ equity of $2,064,724; and
●	Working capital deficit of $1,866,695

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $365,800 on December 31, 2021.

In the long-term, the Company expects business operations to generate sufficient revenues and positive cash flows from operations to meet its current obligations. However, in the short-term, the Company needs to raise debt or equity-based capital at favorable terms, though such terms are not certain. Currently, the Company expects to incur losses from operations and have negative cash flows from operating activities for the near-term.

Our management believes that our current cash position, along with our revenue growth and the financing from potential institutional investors will be sufficient to fund our operations for at least the next three (3) months. If the Company does not obtain additional capital, the Company will be required to reduce the scope of its business development activities or cease operations. The Company continues to explore obtaining additional capital financing and the Company is closely monitoring its cash balances, cash needs, and expense levels.

These factors create substantial doubt about the Company’s ability to continue as a going concern within the twelve (12) month period subsequent to the date that these consolidated financial statements are issued. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Management’s strategic plans include the following:

●	Pursuing additional capital raising opportunities;

●	Investing in the development and growth of EZ Global’s electric vehicles business;

●	Identifying and pursuing additional acquisitions, in addition to the proposed acquisition of D.S Raider; and

●	Identifying unique market opportunities that represent potential positive short-term cash flow.

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

Management periodically assesses the Company’s accounts receivable and, if necessary, establish an allowance for estimated uncollectible amounts. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. Accounts determined to be uncollectible are charged to operations when that determination is made.

When a client is invoiced, the amount is recorded as an asset in Accounts Receivable and as Deferred Revenue in Current Liabilities. When payment is received the amount is moved to Cash on the balance sheet.

The Company provided $69,591 and $0 allowances for doubtful accounts as of December 31, 2021 and February 28, 2021, respectively.

Inventory

Inventory consists of components held for assembly and finished goods held for resale. Inventory is valued at a lower cost or net realizable value on a first-in, first-out basis. The Company’s policy is to record a reserve for technological obsolescence or slow-moving inventory items. The Company only carries finished goods to be shipped to customers. All existing inventory is considered current and usable.

Equity securities without a readily determinable fair value

Certain equity securities are carried at cost as these securities did not have a readily determinable fair value. There were no observable price changes in orderly transactions for the identical or a similar investment of the same issuer as of December 31, 2021 and 2020.

Recent Accounting Pronouncements

The recent accounting standards that have been issued or proposed by Financial Accounting Standard Board (FASB) or other standard-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statement upon adoption.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 8 is included following the “Index to Financial Statements” on page F-1 contained in this Transition Report on Form 10-KT.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, our disclosure controls and procedures were not effective as of December 31, 2021 due to the material weaknesses in internal control over financial reporting described below.

Management’s Report on Internal Control Over Financial Reporting

Management and the Company’s consolidated subsidiaries are responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its principal executive and principal financial officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Material Weaknesses in Internal Control over Financial Reporting

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2021, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended based on the following material weaknesses:

–	Lack of internal audit function. During 2021, the Company, upon review of the independent auditors, made some adjustments to its financial statements. Management believes that the foregoing is due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. Specifically, the reporting mechanism between the accounting department and the Board of Directors and the CEO was not effective, therefore resulting in the delay of recording and reporting.

–	No Segregation of Duties Ineffective controls over financial reporting: As of December 31, 2021, we had no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

–	Lack of a functioning audit committee: Due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, and no audit committee has been elected, the oversight in the establishment and monitoring of required internal controls and procedures is inadequate.

–	Written Policies & Procedures: Due to lack of written policies and procedures for accounting and financial reporting, the Company did not establish a formal process to close our books monthly and account for all transactions.

–	Lack of controls over related party transactions: As of December 31, 2021, the Company did not establish a formal written policy for the approval, identification and authorization of related party transactions.

Management’s Plan to Remediate the Material Weakness

We are developing a plan to ensure that all information will be recorded, processed, summarized and reported accurately, and as of the date of this report, we have hired a payroll service firm to manage all payroll functions including tax withholdings. We will take the following steps to address the above-referenced material weaknesses in our internal control over financial reporting:

1.	We will continue to educate our management personnel to increase its ability to comply with the disclosure requirements and financial reporting controls; and

2.	We will increase management oversight of accounting and reporting functions in the future; and

3.	As soon as we can raise sufficient capital or our operations generate sufficient cash flow, we will hire personnel to handle our accounting and reporting functions.

While the first two steps of our remediation process are ongoing, we do not expect to remediate the weaknesses in our internal controls over financial reporting until the time when we start to commercialize a recombinant fiber (and, therefore, may have sufficient cash flow for hiring personnel to handle our accounting and reporting functions).

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fourth quarter that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the present directors and executive officers of the Company.

Name	Age	Positions and Offices	Length of Service
Moshe Azarzar	45	Chief Executive Officer, President and Director	Since September 14, 2021
George Andrew Lear III	54	Chief Financial Officer	Since November 15, 2021
Yoav Tilan	49	Chief Operating Officer and Director	Since November 18, 2021

Our directors are elected for a term of one year and serve until such director’s successor is duly elected and qualified. Each executive officer serves at the pleasure of the Board. The experience and attributes of our directors discussed below provide the reasons that these individuals were selected for board membership, as well as why they continue to serve in such positions.

Moshe Azarzar, 45, is the founder and CEO of EZRaider LLC, a North American distributor of EZRaider products since August 2019. Mr. Azarzar is also the founder and CEO of EZRaider Global Inc. since February 2021. Mr. Azarzar has acted as the CEO and COO of Summit Clean Air LLC, an HVAC company operating in California and Washington since February 2013. From 2008 to 2012, Mr. Azarzar owned and managed three retail stores in the clothing, cosmetics, and motorcycle industry. From 2004-2007, Mr. Azarzar was the owner and CEO of Tele Send during which time he was the first in Israel to build an IVR system for the Israeli media. From 1999 to 2007, Mr. Azarzar was the general manager and owner of 4 bars and restaurants in Israel (Joeys Bar, Deca Dance, Edmond and Dbar). Prior to 1999, Mr. Azarzar served in the Israeli special forces. Mr. Azarzar holds a bachelor’s degree in international Relationships from the University of Tel Aviv.

George Andrew Lear III, 54, has more than 25 years of leadership experience in accounting and finance positions. Before joining the Company, Mr. Lear founded Lake Tapps Capital Inc., a technology startup that developed robotic automation technology to remediate fresh-water ecosystems from aquatic invasive species, where he served as Chief Executive Officer from February 2019 through November 2021. Prior to that, from November 2011 until February 2019, Mr. Lear was Chief Financial Officer for Digital Globe Services Ltd., a publicly traded digital marketing company in the business of generating leads and customers for large telecommunications and media companies. In addition, Mr. Lear has consulted for a variety of companies and businesses on corporate development, M&A, restructuring, and outsourced FP&A services. Mr. Lear earned his Bachelor of Science degree in Mechanical Engineering (with concentrations in Thermodynamics, Heat Transfer and Fluid Dynamics) from BYU in 1994, and his MBA (with a concentration in Finance) from the University of Michigan in 2001.

Yoav E Tilan, 49, joined the EZRaider LLC operation on July 1st, 2021 as Chief Operating Officer. Prior to this role he served as Program Manager at Mistral Inc.  from August 2018 through June 2021. During this time, he has managed several product lines, acted as plant manager of the manufacturing facility and directed multiple operations supporting government and commercial contracts. Prior to August 2018, Mr. Tilan served a total of 26 years in the Israeli Defense Force (IDF) officially concluding his service October 2018 as a full colonel.  His last position in the IDF was Operation officer (J3) for the Northern Corps. Prior to that he had served a total of 3 years as Tank Brigade commander and a total of 6 years as Battalion commander.

Family Relationships

There are no arrangements or understandings between our directors and directors and any other person pursuant to which they were appointed as an officer and director of the Company. In addition, there are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past ten years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

Board Committees

The Company currently has not established any committees of the Board of Directors. Our Board of Directors may designate from among its members an executive committee and one or more other committees in the future. We do not have a nominating committee or a nominating committee charter. Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, other than as described above, no security holders have made any such recommendations. The entire Board of Directors performs all functions that would otherwise be performed by committees. Given the present size of our board it is not practical for us to have committees. If we can grow our business and increase our operations, we intend to expand the size of our board and allocate responsibilities accordingly.

Shareholder Communications

Currently, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, no security holders have made any such recommendations.

Role of Board in Risk Oversight Process

Risk assessment and oversight are an integral part of our governance and management processes. Our board of directors encourages management to promote a culture that incorporates risk management into our corporate strategy and day-to-day business operations. Management discusses strategic and operational risks at regular management meetings and conducts strategic planning and review sessions during the year that include a discussion and analysis of the risks facing us.

Director Independence

Our board of directors currently consists of two members, none of whom are independent. We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.”

Code of Ethics

In January 2012, we adopted a Code of Ethics that applies to our officers, directors and employees. A written copy of the Code was filed with the SEC on March 21, 2012 as part of our Registration Statement on Form S-1 and is incorporated by reference hereto as Exhibit 14.1. A copy of our Code of Ethics will be provided to any person requesting the same without charge.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

On February 14, 2022, we changed our fiscal year from a fiscal year ending on February 28 to a fiscal year ending on December 31, effective immediately. Accordingly, the following table sets forth information concerning the total compensation awarded to, earned by or paid to our most highly-compensated officers, referred to in this Transition Report as the named executive officers during the ten-month transition period ended December 31, 2021 and the years ended February 28, 2021 and 2020 (our prior fiscal years).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Peter De Svastich	2021	—	—	—	—	—	—	—	—
President, Secretary, Treasurer and Director(1)	2020	—	—	—	—	—	—	—	—

John D. Rollo President, Secretary, Treasurer and Director(2)	2021	$3,500	—	—	—	—	—	—	$3,500

Elliot Mermel	2021	$26,000	—	—	—	—	—	—	—
President, Secretary, Treasurer and Director(3)	2020	—	—	—	—	—	—	—	—

Moshe Azarzar Chief Executive Officer(4)	2021	$64,091	—	—	—	—	—	—	$64,091

Yoav Tilan Chief Operating Officer(5)	2021	$50,000	—	$75,000	—	—	—	—	$125,000

George Andrew Lear III Chief Financial Officer(6)	2021	$8,000	—	$25,000	—	—	—	—	$33,000

(1)	On September 25, 2020, Peter de Svastich resigned from all offices of the Company he held.

(2)	On September 25, 2020, John D. Rollo was appointed as the Company’s President, Treasurer and Secretary, and as the sole member of the Company’s Board, effective immediately upon the resignation of Peter De Svastich. On May 7, 2021, Mr. Rollo resigned from all positions he held with the Company.

(3)	On May 7, 2021, Elliot Mermel was appointed as the Company’s President, Treasurer and Secretary, and as the sole member of the Company’s Board, effective immediately upon the resignation of John D. Rollo. On September 14, 2021, Mr. mermel resigned from all officer positions he held with the Company. On October 21, 2021, Mr. Mermel resigned as a member of the Company’s board of directors.

(4)	On September 14, 2021, Moshe Azarzar was appointed as the Company’s Chief Executive Officer. Reflects compensation received from EZ Global.

(5)	On November 18, 2021, Yoav Tilan was appointed as the Company’s Chief Operating Officer.

(6)	On November 15, 2021, George Andrew Lear III was appointed as the Company’s Chief Financial Officer.

We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to qualified tax-qualified tax-qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

Except as indicated below, we have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers listed above.

Compensation of Directors

Our directors are not compensated by us for acting as such. There are no arrangements under which our sole director is or will be compensated in the future for any services provided as a director.

Employment Contracts and Potential Payments Upon Termination or Change in Control

Moshe Azarzar

On May 1, 2021, EZ Global, the Company’s subsidiary, entered into an employment agreement with Moshe Azarzar in his capacity as Chief Executive Officer of EZ Global. Pursuant to the terms of the employment agreement with Mr. Azarzar, the initial term of the agreement is through May 1, 2022, at an annual salary of $250,000 with a $75,000 first year bonus and a minimum of 30% raise after the first year of employment. The Company will also reimburse Mr. Azarzar for up to $12,000 annually in expenses. At December 31, 2021, the Company has expensed $241,667 as a component of general and administrative expenses in the consolidated statements of operations.

EZ Global may terminate Mr. Azarzar’s employment agreement without notice by more than 90 days or any minimum notice required by law. Mr. Azarzar must notify the company by 90 days or more as required by law if he wishes to terminate his employment agreement. Mr. Azarzar is entitled to receive any outstanding portion of compensation and any accrued vacation, if any, calculated through the termination day of this employment agreement.

George Andrew Lear III

In connection with Mr. Lear’s appointment as the Company’s Chief Financial Officer, the Company entered into an Employment Agreement with Mr. Lear, effective as of November 15, 2021 (the “Lear Employment Agreement”). Pursuant to the Lear Employment Agreement, from November 15, 2021 until January 31, 2022 (the “Initial Term”), Mr. Lear received a base salary of $48,000 per annum, which increased to $120,000 as of February 1, 2022. In addition, Mr. Lear received 50,000 total shares during the Initial Term. (the “Lear Shares”). Mr. Lear is also entitled to participate in any employee benefit plans the Company may establish or adopt for the benefit of employees of the Company. In addition, the Lear Employment Agreement includes provisions for paid vacation time and expense reimbursement.

The Lear Employment Agreement may be terminated by the Company (i) immediately upon Mr. Lear’s death or Disability (as defined in the Lear Employment Agreement) (ii) for Cause (as defined in the Lear Employment Agreement), effective immediately upon delivery of the written notice, or (iii) without Cause, upon five days’ written notice. Mr. Lear may terminate the Lear Employment Agreement at any time with or without Good Reason (as defined in the Lear Employment Agreement), upon 30 days’ written notice. If the Lear Employment Agreement is terminated due to Mr. Lear’s death or Disability, Mr. Lear is entitled to receive any accrued but unpaid salary, reimbursable expenses and benefits and earned bonuses. If terminated by the Company for Cause, or by Mr. Lear without Good Reason, Mr. Lear is entitled to receive any accrued but unpaid salary and reimbursable expenses. If terminated by the Company without Cause, or by Mr. Lear for Good Reason, Mr. Lear is entitled to receive any accrued but unpaid salary and reimbursable expenses, plus two weeks of severance pay.

The Lear Employment Agreement provides that, if Mr. Lear’s continuous status as an employee of the Company is terminated by the Company without Cause, or by Mr. Lear for Good Reason, within 12 months after a Change in Control (as defined in the Lear Employment Agreement), Mr. Lear shall receive (i) two months of severance pay, (ii) 33,334 restricted shares of the Company’s common stock, and (iii) any pro-rata bonus earned through the date of termination. For the purposes of this provision, the Company’s proposed acquisition of D.S Raider Ltd. is excluded from being considered a Change of Control.

The Lear Employment Agreement contains standard provisions on confidentiality, non-competition, non-solicitation and ownership of work product.

Yoav Tilan

In connection with Mr. Tilan’s appointment as the Company’s Chief Operating Officer, the Company entered into an Employment Agreement with Mr. Tilan, effective as of November 18, 2021 (the “Tilan Employment Agreement”). The Tilan Employment Agreement has an initial term through January 31, 2023 (the “Tilan Initial Term”), at which time the terms for an extension will be negotiated. Pursuant to the Tilan Employment Agreement, during the Tilan Initial Term, Mr. Tilan will be paid a base salary of $100,000 per annum. In addition, Mr. Tilan received a signing bonus of 50,000 restricted shares of the Company’s common stock (the “Tilan Shares”), and will receive an additional number of restricted shares of common stock or stock option to be determined. Mr. Tilan is also entitled to participate in any employee benefit plans the Company may establish or adopt for the benefit of employees of the Company. In addition, the Tilan Employment Agreement includes provisions for paid vacation time and expense reimbursement.

The Tilan Employment Agreement may be terminated by the Company (i) immediately upon Mr. Tilan’s death or Disability (as defined in the Tilan Employment Agreement) (ii) for Cause (as defined in the Tilan Employment Agreement), effective immediately upon delivery of the written notice, or (iii) without Cause, upon five days’ written notice. Mr. Tilan may terminate the Tilan Employment Agreement at any time with or without Good Reason (as defined in the Tilan Employment Agreement), upon 30 days’ written notice. If the Tilan Employment Agreement is terminated due to Mr. Tilan’s death or Disability, Mr. Tilan is entitled to receive any accrued but unpaid salary, reimbursable expenses and benefits and earned bonuses. If terminated by the Company for Cause, or by Mr. Tilan without Good Reason, Mr. Tilan is entitled to receive any accrued but unpaid salary and reimbursable expenses. If terminated by the Company without Cause, or by Mr. Tilan for Good Reason, Mr. Tilan is entitled to receive any accrued but unpaid salary and reimbursable expenses, plus two weeks of severance pay.

The Tilan Employment Agreement provides that, if Mr. Tilan’s continuous status as an employee of the Company is terminated by the Company without Cause, or by Mr. Tilan for Good Reason, within 12 months after a Change in Control (as defined in the Tilan Employment Agreement), Mr. Tilan shall receive (i) two months of severance pay, (ii) a to be determined number of restricted shares of the Company’s common stock, and (iii) any pro-rata bonus earned through the date of termination. For the purposes of this provision, the Company’s proposed acquisition of D.S Raider Ltd. is excluded from being considered a Change of Control.

The Tilan Employment Agreement contains standard provisions on confidentiality, non-competition, non-solicitation and ownership of work product.

Equity Compensation Plan Information

We do not presently maintain any equity compensation plans and have not maintained any such plans since our inception

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 29, 2022:

•	each person known by us to be a beneficial owner of more than 5% of our outstanding common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all directors and executive officers as a group.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days after April 29, 2022. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities in which he has no economic interest. Except as indicated by the footnote, to our knowledge, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

In the table below, the percentage of beneficial ownership of our common stock is based on 41,578,670 shares of our common stock outstanding as of April 29, 2022. Unless otherwise noted below, the address of the persons listed on the table is c/o EZRaider Co., 1303 Central Ave S, Unit D, Kent, WA 98032.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (%)
Named Executive Officers and Directors
Moshe Azarzar	24,042,263	57.8%
George Andrew Lear III	50,001	*
Yoav Tilan	144,505	*
Executive Officers and Directors as a Group (3 persons)	24,236,668	58.3%
Other 5% Shareholders
Global Equity Limited(1)	4,700,000	11.3%
Blackwell Partners LLC - Series A(3)	4,275,000	10.3%
Manoj Jain(2)	7,500,000	18.0%

____________

*	less than 1%.

(1)	Michael R. Tyldesley and Ibrahima Thiam, the owners of Global Equity Limited (“Global”), have joint voting and investment power over the securities of the Company held by Global.

(2)	Includes (i) 550,000 shares of common stock and warrants to purchase 1,100,000 shares held by Star V Partners LLC (“Star V”); (ii) 525,000 shares of common stock and warrants to purchase 1,050,000 shares held by Maso Capital Investments Limited (“Maso”) and (iii) 1,425 shares of common stock and warrants to purchase 2,850,000 shares of common stock held by Blackwell Partners LLC - Series A (“Blackwell”). Manoj Jain is the authorized signatory of each of Star V, Maso and Blackwell and has sole voting and investment power over the securities of the Company held by Star V, Maso and Blackwell.

(3)	Includes warrants to purchase 2,850,000 shares of common stock.

From time to time, the number of our shares held in the “street name” accounts of various securities dealers for the benefit of their clients or in centralized securities depositories may exceed 5% of the total shares of our common stock outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as set forth below and other than compensation arrangements for our named executive officers and directors, which we describe above, the only related party transactions to which we were a party, since January 1, 2020, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds $120,000, and in which any of the following persons had or will have a direct or indirect material interest:

EZRaider Co.

During the year ended December 31, 2021 and December 31, 2020, our former controlling shareholder advanced $42,463 and $41,353, respectively, to the Company. On September 25, 2020, the Company paid this related party $252,750 in full settlement of the outstanding advances, and the related party simultaneously forgave the remaining debt in the amount of $194,701. Since the settlement occurred with a related party, the amount was credited to additional paid-in capital. Additionally, on October 14, 2020, in a private transaction, the former controlling stockholder of the Company sold 6,000,000 shares of the Company’s common stock to a third party. As a result of the sale, and the simultaneous cancellation of 3,000,000 shares owned by another stockholder, there was a change in control of the Company.

During 2021, the former controlling stockholder of the Company contributed $2,500.

Operating Lease Agreement – Related Party

On September 25, 2020, the Company entered into a one-year operating lease with a family member of a significant stockholder for its office space at a monthly rate of $250. The lease agreement can be terminated by either party at any time, with 30 days written notice.

For the years ended December 31, 2021 and December 31, 2020, the Company recorded rent expense of $1,250 and $0, respectively, which is included as a component of general and administrative expenses on the accompanying consolidated statements of operations.

Consulting Agreement – Related Party

For the years ended December 31, 2021 and December 31, 2020, the Company recorded consulting fee expense of $12,500 and $0, respectively, which is included on the accompanying consolidated statements of operations.

Notes Payable and Accrued Interest – Related Parties

In addition, on September 25, 2020, the Company received the $255,000 Loan from Peter L. Coker, Sr., a related party To evidence the $255,000 Loan, the Company issued the Coker Note to Mr. Coker, with a maturity date of September 25, 2021. Interest on the Coker Note accrued on the principal amount at the rate of eight percent (8%) per annum, payable on a quarterly basis, in the amount of $5,100 per quarter, on the following dates: December 25, 2020, March 25, 2021, June 25, 2021 and September 25, 2021. The Company was entitled to prepay any amounts due under the Coker Note without penalty or premium. On December 25, 2020, the Company made an interest payment of $5,100.00, and on March 25, 2021, the Company made an interest payment of $5,100. On April 14, 2021, the Company repaid the $255,000 principal amount of the Coker Note, plus $1,117.81 in interest.

On November 25, 2020, the Company received the $150,000 Loan from Hometown, a related party. To evidence the $150,000 Loan, the Company issued the Hometown Note to Hometown, with a maturity date of November 25, 2021. Interest on the Hometown Note accrued on the principal amount at the rate of six percent (6%) per annum, payable on a quarterly basis, in the amount of $2,250 per quarter, on the following dates: February 25, 2021, May 25, 2021, August 25, 2021 and November 25, 2021. The Company was entitled to prepay any amounts due under the Hometown Note without penalty or premium. On February 25, 2020, the Company made an interest payment of $2,250.  On April 14, 2021, the Company repaid the $150,000 principal amount of the Hometown Note, plus $1,183.56 in interest.

EZ Global

Since inception and during 2020, Moshe Azarzar, the founder of EZ Raider LLC and our current Chief Executive Officer, President, Secretary and Treasurer, has advanced $416,200 and $482,172 to fund operations of EZ Raider LLC as of December 31, 2020 and 2019.

EZ Raider LLC owes $137,700 to a party affiliated with the founder for a sale that was paid for but did not close during the year ended December 31, 2020. The amount is expected to be repaid during the year ended December 31, 2021.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Accounting Fees

On March 2, 2017, we engaged BF Borgers CPA PC as our independent registered public accounting firm. The aggregate fees billed to us by our principal accountants for professional services rendered during the years ended December 31, 2021 and December 31, 2020 are set forth in the table below:

Fee Category	Year ended December 31, 2021	Year ended February 28, 2021

Audit fees (1)	$64,800	$6,480
Audit-related fees (2)	—	—
Tax fees (3)	29,190	—
All other fees (4)	—	—
Total fees	$93,990	$6,480

__________

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

Audit Committee’s Pre-Approval Practice

Prior to our engagement of our independent auditor, such engagement was approved by our Board. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant to our requirements, the independent auditors and management are required to report to our Board at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our Board may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended December 31, 2021, were approved by our Board.

PART IV

ITEM 15.             EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements

See Index to Financial Statements immediately following the signature page of this report.

Exhibit No.	Description

2.1	Agreement and Plan of Merger and Reorganization, dated as of September 14, 2021, by and among the Company, E-Waste Acquisition Corp. and EZRaider Global, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, dated September 20, 2021)

3.1	Articles of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1, dated January 26, 2012 (File No. 333-180251)

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1, dated January 26, 2012 (File No. 333-180251)

3.3	Articles of Amendment to Articles of Incorporation of Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, dated September 3, 2021)

4.1	Promissory Note issued by EZ Raider LLC to Konrad Koss in the principal amount of $200,000 dated March 12, 2020 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, dated September 20, 2021)

4.2	Amendment No.1 to Promissory Note issued to Konrad Koss, dated July 11, 2021(incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K dated September 20, 2021)

4.3*	Second Amendment to Promissory Note issued to Konrad Koss, dated March15, 2022

4.4	Secured Convertible Promissory Note issued by EZ Raider LLC to Cooper Dubois, dated January 8, 2021

10.1	Authorized Exclusive Distribution Agreement by and between D.S Raider Ltd and EZ Raider LLC, dated September 12, 2019

10.2	Renewal to the Authorized Exclusive Distribution Agreement, dated September 2, 2021

10.3	Share Purchase Agreement by and between D.S. Raider Ltd and EZRaider Global, Inc. dated February 10, 2021

10.4	First Extension Letter-Agreement to the Share Purchase Agreement by and between DS Raider Ltd. and EZRaider Global, Inc., dated March 30, 2021

10.5	Second Extension Letter-Agreement to the Share Purchase Agreement between D.S Raider Ltd. and EZRaider Global, Inc., dated August 31, 2021

10.6	Memorandum of Understanding between D.S. Raider, Ltd. and EZRaider Global, Inc. dated December 30, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q dated January 19, 2022

10.7	Purchase Agreement between EZRaider Global, Inc. and EZRaider Hawaii dated August 16, 2021

Exhibit No.	Description

14.1	Registrant’s Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Registration Statement on Form S-1, dated January 26, 2012)

21.1*	List of Subsidiaries

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

101.INS	Inline XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Inline XBRL for the cover page of this report, included in the Exhibit 101 Inline XBRL Document Set.*

__________

* Filed herewith

** Furnished herewith

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EZRAIDER CO.

Dated: April 29, 2022	By:	/s/ Moshe Azarzar
		Name:	Moshe Azarzar
		Title:	Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 29, 2022	By:	/s/ Moshe Azarzar
	Name:	Moshe Azarzar
	Title:	Chief Executive Officer, President, Treasurer and Secretary
(Principal Executive Officer)

Dated: April 29, 2022	By:	/s/ George Andrew Lear III
	Name:	George Andrew Lear III
	Title:	Chief Financial Officer

EZRAIDER CO. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS December 31, 2021 AND 2020

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of EZRaider Co.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of EZRaider Co. (the "Company") as of December 31, 2021 and February 28, 2021, the related statements of operations, stockholders' equity (deficit), and cash flows for the period ended December 31, 2021 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and February 28, 2021, and the results of its operations and its cash flows for the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s minimal activities raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2017

Lakewood, CO

April 29, 2022

EZRAIDER CO.

CONSOLIDATED BALANCE SHEET

	December 31, 2021	February 28, 2021

Assets

Current Assets
Cash	$365,800	$40,598
Accounts receivable, net	—	23,854
Prepaid expense	74,100	—
Inventory	398,046	113,013
Total Current Assets	837,946	177,465

Property and Equipment, net	81,419	103,731

Investment in D.S. Raider	3,850,000	500,000

Total Assets	$4,769,365	$781,196

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$749,170	$7,031
Accounts payable - related party	11,000	—
Accrued interest payable	92,377	30,149
Deferred revenue	912,464	21,275
Advances - related party	—	453,736
Convertible notes payable	500,000	550,000
Convertible notes payable - related party	—	40,000
Notes payable	426,415	259,253
Note payable - government loan (PPP)	13,215	13,215
Total Current Liabilities	2,704,641	1,374,659

Commitments	—	—

Stockholders' Equity (Deficit)
Common stock, $0.0001 par value, 250,000,000 shares authorized 41,479,502 and 38,550,000 and 40,550,000, shares issued and outstanding, respectively	4,148	3,855
Stock subscription receivable	(95,001)	—
Additional paid-in capital	4,950,369	(1,048)
Accumulated deficit	(2,794,792)	(596,270)
Total Stockholders' Equity (Deficit)	2,064,724	(593,463)

Total Liabilities and Stockholders' Equity (Deficit)	$4,769,365	$781,196

See Notes to the Consolidated Financial Statements

EZRAIDER CO.

CONSOLIDATED STATEMENT OF OPERATIONS

	Ten Months Ended December 31,		Years Ended February 28/29,
	2021	2020	2021	2020
		(Unaudited)	(Unaudited)	(Unaudited)

Revenues	347,127	572,416	661,370	317,666

Cost of revenues	361,752	359,262	375,245	230,792

Gross Profit	(14,625)	213,154	286,125	86,874

Operating expenses
General and administrative expenses	1,823,278	339,916	445,548	426,401
Total operating expenses	1,823,278	339,916	445,548	426,401

Loss from operations	(1,837,903)	(126,762)	(159,423)	(339,527)

Other expense
Loss on debt conversion	(256,568)	—	—	—
Interest expense	(104,051)	(24,360)	(37,246)	—
Total other expense	(360,619)	(24,360)	(37,246)	—

Net loss	$(2,198,522)	$(151,122)	$(196,669)	$(339,527)

Loss per share - basic and diluted	$(0.05)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares - basic and diluted	40,810,033	39,495,055	39,743,836	40,500,000

See Notes to the Consolidated Financial Statements

EZRAIDER CO.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional		Stock	Total
	Common Stock		Paid-in	Accumulated	Subscription	Stockholders'
	Shares	Amount	Capital	Deficit	Receivable	Equity (Deficit)

February 29, 2020 (Unaudited)	40,550,000	$4,055	$(248,449)	$(399,601)	$—	$(643,995)

Stock issued for cash ($0.05/share) - related parties	1,000,000	100	49,900	—	—	50,000

Cancellation of shares - former related party	(3,000,000)	(300)	300	—	—	—

Forgiveness of advances - former related party	—	—	194,701	—	—	194,701

Contributed capital - former related party	—	—	2,500	—	—	2,500

Net loss - year ended February 28, 2021	—	—	—	(196,669)	—	(196,669)

February 28, 2021 (Unaudited)	38,550,000	3,855	(1,048)	(596,270)	—	(593,463)

Recapitalization	—	—	609,124	—	—	609,124

Stock issued for cash ($1-$1.50/share)	3,963,335	396	4,034,606	—	(95,001)	3,940,001

Stock issued for services ($1-$1.50/share)	253,667	25	288,809	—	—	288,834

Stock issued as debt issuance costs in connection with promissory notes ($1.50/share)	12,500	1	18,749	—	—	18,750

Stock cancellation	(1,300,000)	(130)	130	—	—	—

Net loss - ten months ended December 31, 2021	—	—	—	(2,198,522)	—	(2,198,522)

December 31, 2021	41,479,502	$4,148	$4,950,369	$(2,794,792)	$(95,001)	$2,064,724

See Notes to the Consolidated Financial Statements

EZRAIDER CO.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Ten Months Ended		Years Ended
	December 31,	December 31,	February 28,	February 29,
	2021	2020	2021	2020
		(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(2,198,522)	$(151,122)	$(196,669)	$(339,527)
Depreciation	22,312	31,169	35,293	—
Stock issued for services	288,834	—	—	—
Stock issued as debt issuance cost	18,750	—	—	—
Loss on debt conversion	256,568	—	—	—
Bad debt expense	69,591	—	—	—
Adjustments to reconcile net loss to net cash used in operations
Changes in operating assets and liabilities
Increase in Accounts receivable	(45,738)	(7,445)	(23,854)	—
Increase in prepaid expense	(74,100)	—	—	—
(Increase) decrease in Inventory	(285,033)	89,744	102,897	(215,910)
Increase (decrease) in Accounts payable and accrued expenses	720,657	(108,018)	(137,419)	152,950
Accounts payable - related party	11,000	—	—	—
Accrued interest payable	67,086	—	30,149	—
Deferred revenue	891,189	21,075	21,275	—
Net cash used in operating activities	(257,406)	(124,597)	(168,328)	(402,487)

Cash Flows from Investing Activities
Cash acquired in connection with recapitalization	358	—	—	—
Investment in D.S. Raider	(3,350,000)	—	(500,000)	—
Purchase of fixed assets	—	—	—	(139,024)
Net cash used in investing activities	(3,349,642)	—	(500,000)	(139,024)

Cash Flows from Financing Activities
Repayments and advances from advances - related party	(453,736)	(170,706)	70,131	565,269
Proceeds of note payable	167,163	213,423	265,579	46,888
Proceeds from PPP Loan	—	13,215	—	—
Proceeds of convertible notes payable	320,000	—	550,000	—
Common stock issued for cash	4,390,001	—	50,000	—
Contributed capital - former related party	—	—	2,500	—
Recapitalization	(491,178)	—	(299,931)	—
Net cash provided by financing activities	3,932,250	55,932	638,279	612,157

Net increase (decrease) in cash	325,202	(68,665)	(30,049)	70,646

Cash - beginning of period	40,598	70,645	70,646	—

Cash - end of period	$365,800	$1,980	$40,597	$70,646

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—	$—	$—
Cash paid for income tax	$—	$—	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Cancellation of shares - former related party	$130	$—	$—	$—
Shares sold in exchange for subscription receivable	$95,001	$—	$—	$—
Forgiveness of advances - former related party	$194,701	$—	$—	$—

See Notes to the Consolidated Financial Statements

EZRAIDER CO.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and December 31, 2020

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

In February 2022, management changed its year end date from February 28/29 to December 31, and these consolidated financial statements reflect the ten-month period ended December 31, 2021 and the twelve-month period ended February 28, 2021.

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

There are 3 vehicle models currently offered – LW, HD2 and HD4. EZ Raider Vehicles come in both 2wd and 4wd options. Machines come with two battery options – a 1740-Watt battery which provides up to 30 miles of range and the 3000-Watt battery that provides up to 50 miles of range. Range can be significantly increased with an optional additional battery pack. The EZ Raider trailer, or Ecart, is also equipped with its own 3000-Watt battery. With all additional battery packs available, EZ Raider Vehicles can have a range of up to 130 miles.

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

Impact of COVID-19

The ongoing COVID-19 global and national health emergency has disrupted economies and financial markets world-wide. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. The COVID-19 pandemic significantly impacted the Company’s supply chain, distribution centers, logistics and other service providers.

In addition, a severe prolonged economic downturn could result in a variety of risks to the business, including weakened demand for products and services and a decreased ability to raise additional capital when needed on acceptable terms, if at all. As the situation evolves, the Company will continue to closely monitor market conditions and respond accordingly.

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

As reflected in the accompanying consolidated financial statements, for the ten months ended December 31, 2021, the Company had:

●          Net loss of $2,198,522; and

●          Net cash used in operations was $257,406.

Additionally, at December 31, 2021, the Company had:

●          Accumulated deficit of $2,794,792;

●          Stockholders’ equity of $2,064,724; and

●          Working capital deficit of $1,866,695.

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company has cash on hand of $365,800 at December 31, 2021.

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

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended December 31, 2022, and our current capital structure including equity-based instruments and our obligations and debts.

During the ten months ended December 31, 2021, the Company has partially satisfied its obligations from the sale of common stock ($3,940,001); however, there is no assurance that such successful efforts will continue during the twelve months subsequent to the date these consolidated financial statements are issued.

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

Significant estimates during the ten months ended December 31, 2021 and 2020, include stock-based compensation, uncertain tax positions, and the valuation allowance on deferred tax assets.

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

The Company’s financial instruments, including cash, accounts receivable, and accounts payable and accrued expenses, are carried at historical cost. At December 31, 2021 and February 28, 2021, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At December 31, 2021 and February 28, 2021, the Company did not have any cash equivalents.

Concentration of Credit Risks

The Company at times has cash in banks in excess of FDIC insurance limits. At December 31, 2021 and February 28, 2021, the Company had approximately $115,000 and $0, respectively, of cash in excess of FDIC insurance limits.

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

Allowance for doubtful accounts was $69,591 and $0 at December 31, 2021 and February 28, 2021, respectively.

For the ten months ended December 31, 2021 and 2020, the Company recorded bad debt expense of $69,591 and $0, respectively.

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

The Company recorded no reserve for slow-moving or obsolete inventory for the ten months ended as of December 31, 2021 and February 28, 2021.

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

There were no impairment losses for the ten months ended December 31, 2021 and 2020.

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

During the ten months ended December 31, 2021 and 2020, the Company primarily recognized revenues from the sale of its products, which occurs at a point in time, which is when the customer takes possession.

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

Remaining performance obligations represent the transaction price of orders for which products have not been delivered or services have not been performed. As of December 31, 2021 and February 28, 2021, the Company had no remaining performance obligations.

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

At December 31, 2021 and February 28, 2021, deferred revenues were $912,464 and $21,275, respectively.

Cost of Sales

Cost of sales predominantly represents job-related materials and supplies.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the consolidated statements of operations.

The Company had advertising costs of $75,000 and $19,024 during the ten months ended December 31, 2021 and 2020, respectively.

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

Income Taxes

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “TCJA”) that significantly reforms the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, effective as of January 1, 2018; limitation of the tax deduction for interest expense; limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such tax losses may be carried forward indefinitely); modifying or repealing many business deductions and credits, including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”; and repeal of the federal Alternative Minimum Tax (“AMT”).

The Company has the following net deferred tax asset:

	As of December 31, 2021	As of February 28, 2021	As of February 29, 2020
Net operating loss carryforward	405,972	41,300	69,516
Valuation allowance	(405,972)	(41,300)	(69,516)

Net deferred tax assets	$—	$—	$—

As of December 31, 2021, the Company had $2,460,896 of net operating loss carryovers (“NOLs”) which will be carried forward indefinitely subject to limitations. The valuation allowance increased by approximately $364,671 for the ten months ended December 31, 2021.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	As of December 31, 2021	As of February 28, 2021	As of February 29, 2020
Expected federal statutory rate	-21%	-21%	-21%
State Effect on tax rate, net of federal benefit	0%	0%	0%
Change in valuation allowance	21%	21%	21%

Income tax provision (benefit)	0%	0%	0%

The Company, after considering all available evidence, fully reserved its deferred tax assets since it is more likely than not that such benefits may be realized in future periods. The Company has not yet established that it can generate taxable income. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s deferred tax assets satisfy the realization standards, the valuation allowance will be reduced accordingly.

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

The computation of basic and diluted loss per share for December 31, 2021 and 2020, excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive.

As of December 31, 2021 the Company had sufficient authorized shares of common stock to settle any potential conversions of its common stock equivalents.

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

Equity Securities Without a Readily Determinable Fair Value

Certain equity securities are carried at cost as these securities did not have a readily determinable fair value. There were no observable price changes in orderly transactions for the identical or a similar investment of the same issuer as of December 31, 2021 and 2020.

Reclassifications

Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the unaudited condensed consolidated results of operations, stockholders’ deficit, or cash flows.

Note 4 – Property and Equipment

At December 31, 2021 and February 28, 2021, property and equipment, net, was as follows:

			Estimated Useful
	December 31, 2021	February 28, 2021	Lives (Years)

Automobiles	$115,684	$124,185	5
Camera equipment	16,493	7,993	5
	132,177	132,178
Accumulated depreciation	50,758	28,447
Property and equipment - net	$81,419	$103,731

Depreciation expense for the ten months ended December 31, 2021 and 2020, was $22,312 and $31,169, respectively.

Note 5 – Securities

Equity Securities Without a Readily Determinable Fair Value

At December 31, 2021, the Company paid deposits of $3,850,000 to D.S. Raider, Ltd., an Israeli company (“D.S Raider”) in connection with a potential future acquisition of D.S Raider under the Share Purchase Agreement between the parties (the “D.S Raider SPA”). On October 11, 2021, the Company converted the deposits into 295,947 ordinary shares of D.S. Raider.

On December 30, 2021, the Company signed a further extension to the D.S Raider SPA, extending the date for closing from December 31, 2021 to March 15, 2022. As part of this extension, exclusive sales and distribution rights for EZ Global to sell D.S Raider products for the North American market were extended through January 31, 2023. (We’ll need to comment on status prior to release)

In addition, as part of the extension, EZ Global was required to secure $1,600,000 of purchase orders for EZRaider Vehicles and pay D.S Raider a down payment of $800,000, representing 50% of the purchase price for the purchase orders, no later than January 17, 2022. The $800,000 payment was paid to D.S Raider on January 13, 2022.

The Company held equity securities without a readily determinable fair values and measured at cost of $3,850,000 at December 31, 2021.

Note 6 – Notes Payable - Related Party

The following represents a summary of the Company’s notes payable and the related key terms and outstanding balances at December 31, 2021 and February 28, 2021, respectively:

Terms	Note Payable

Issuance date of note	September 25, 2020
Maturity date	September 25, 2021
Interest rate	8%
Collateral	Unsecured

Balance - February 29, 2020	$—
Proceeds	255,000
Balance - February 28, 2021	255,000
Repayments	(255,000)
Balance - December 31, 2021	$—

Note 7 – Convertible Notes Payable

The following represents a summary of the Company’s convertible notes payable and the related key terms and outstanding balances at December 31, 2021 and February 28, 2021, respectively:

Terms	Notes Payable	Notes Payable	Total

Issuance date of notes	January 2021	January 1, 2021

Maturity dates	February 2022 or the closing of the proposed acquisition of D.S. Raider LTD.	March 16th, 2022 or the closing of the proposed acquisition of D.S. Raider LTD

Interest rate	8%	5%
Collateral	All assets	Unsecured
Conversion rate	35% discount to market	35% discount to market

Balance - February 29, 2020	$—	$—	$—
Proceeds	500,000	50,000	550,000
Balance - February 28, 2021	500,000	50,000	550,000
Proceeds	—	50,000	50,000
Conversion of debt into equity - recapitalization	—	(100,000)	(100,000)
Balance - December 31, 2021	$500,000	$—	$500,000

Note 8 – Convertible Notes Payable – Related Party

The following represents a summary of the Company’s convertible notes payable and the related key terms and outstanding balances at December 31, 2021 and February 28, 2021, respectively:

Convertible
Terms	Notes Payable - Related Party

Issuance date of note	January 2021

Maturity dates	February 2022 or the closing of the proposed acquisition of D.S. Raider LTD.

Interest rate	8%
Collateral	Unsecured
Conversion rate	35% discount to market

Balance - February 29, 2020	$20,000
Proceeds	40,000
Balance - February 28, 2021	60,000
Stock issued in connection with recapitalization	(60,000)
Balance - December 31, 2021	$—

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

The following is a summary of the PPP loan:

PPP
Terms	SBA

Issuance date of SBA loan	May 2020
Maturity date	April 2022
Interest rate	1%
Collateral	Unsecured

Balance - February 29, 2020	$—
Gross proceeds	13,215
Balance - February 29, 2021	13,215
No activity - 2022	—
Balance - December 31, 2021	$13,215

In February 2021, the company applied for and received forgiveness of $12,489 of the principal and $216 interest of the PPP loan.

On February 7, 2022, the loan was a portion of the loan was forgiven by the SBA. As a result, the Company will record a gain on debt forgiveness t of PPP loan in the amount of $12,489 in the first quarter of 2022 (See Note 14).

Note 10 – Loan Payable – Other

The following represents a summary of the Company’s loan payable – other and the related key terms and outstanding balances at December 31, 2021 and February 28, 2021, respectively:

Terms	Notes Payable		Note Payable	Note Payable	Note Payable		Note Payable		Note Payable		Total

Issuance date of notes	March 2020		January 2020	November 2020	December 1, 2021		December 9, 2021		December 9, 2021
Maturity dates	March 2022		January 2025	November 2021	March 31, 2022		April 8, 2022		April 8, 2022

Interest rate	6%		6.2%	6%	6%		6%		6%
Collateral	Unsecured		Secured	Unsecured	Unsecured		Unsecured		Unsecured

Balance - February 29, 2020	$—		$46,888	$—	$—		$—		$—		$46,888
Proceeds	220,956	[1],[2]	—	150,000	—		—	[1],[2]	—		370,956
Repayments	—		(8,591)	—	—		—		—		(8,591)
Balance - February 28, 2021	220,956		38,297	150,000	—		—		—		409,253
Proceeds	50,000		—	—	25,000	[4]	50,000	[3]	50,000	[5]	175,000
Repayments	—		(7,838)	(150,000)	—		—		—		(157,838)
Balance - December 31, 2021	$270,956		$30,459	$—	$25,000		$50,000		$50,000		$426,415

1	- Debt is personally guaranteed by the Company’s Chief Executive Officer for up to $100,000.

2	- In consideration for the 6% Note, the Company issued the holder a five percent equity interest in the Company, an option to acquire an additional fifteen percent equity in the Company if the holder met certain sales goals (“Supplemental Incentive Interests”), and a personal guarantee for a minimum of $100,000 of the Note by the Company’s majority member and manager.

3	- In connection with the note, the Company issued 5,000 shares of Company's common stock having a fair value of $7,500 ($1.50/share). Fair value of the stock was based upon recent third-party cash offering prices, which represented the best evidence of fair value.

4	- In connection with the note, the Company issued 2,500 shares of Company's common stock having a fair value of $3,750 ($1.50/share). Fair value of the stock was based upon recent third-party cash offering prices, which represented the best evidence of fair value.

5	- In connection with the note, the Company issued 5,000 shares of Company's common stock having a fair value of $7,500 ($1.50/share). Fair value of the stock was based upon recent third-party cash offering prices, which represented the best evidence of fair value.

Pursuant to the 6% Note, the Company shall pay the holder interest only payments of $1,800 for the first three months, and thereafter shall pay $11,800 per month for months four to six, and $30,034 per month thereafter until maturity.

As part of the Company’s overall capital initiatives, a bridge loan offering of up to a maximum of $300,000 was initiated to facilitate working capital and other expenses associated with the ongoing efforts to raise capital. A total of $125,000 was raised through this bridge loan offering from three investors, which will be paid back to the lenders upon subsequent capital raises in the aggregate of $500,000. An aggregate of 12,500 shares were issued to the lenders as part of this bridge loan offering, having a fair value of $18,750 ($1.50 per share). Fair value of the stock was based upon recent third-party cash offering prices, which represented the best evidence of fair value.

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

The Company executed short term loans for $39,550 with Shopify Capital Inc. The loans are used to finance sales and are collateralized by accounts receivable and all accounts of the Company. Interest accrued at 17% and the loans required payments from sales. During the ten months ended December 31, 2021, the $39,550 was repaid.

Between January 18, 2021 and January 25, 2021, the Company entered into two unsecured convertible notes for an aggregate amount of $160,000 from two investors. The notes accrue interest at 5% per annum and are convertible at a 35% discount to price of financing used to complete the acquisition of D.S Raider. The Company accrued interest of $2,842 as of May 31, 2021.

Note 11 – Advances – Related Party

During the ten months ended December 31, 2021, the majority shareholder was repaid a net amount $453,736. The loans are non-interest bearing, unsecured and due on demand. As of December 31, 2021 and February 28, 2021, the loan balance is $0 and $453,736, respectively.

Note 12 – Commitments

Operating Lease Agreement

On July 15, 2021, the Company renewed leased offices located in Kent, WA. The net monthly payment is $7,800. The leases expire on August 31, 2022.

For the ten months ended December 31, 2021 and 2020, the Company recorded rent expense of $98,050 and $50,000, respectively.

Rent expense is included as a component of general and administrative expenses on the accompanying consolidated statements of operations.

Employment Agreements – Related Party

On May 1, 2021, the Company entered into an employment agreement with its Chief Executive Officer. The initial term of the agreement is through May 1, 2022, at an annual salary of $250,000 with $75,000 first year bonus and a minimum of 30% raise after first year of employment. The Company will also pay up to $12,000 annually in expenses. At December 31, 2021, the Company has expensed $241,667 as a component of general and administrative expenses in the consolidated statements of operations.

On November 18, 2021, the Company entered into an employment agreement with its Chief Operating Officer. The initial term of the agreement is through January 31, 2023, at an annual salary of $100,000 with 50,000 shares of common stock issued as a signing bonus. The Company will also pay up to $30,000 annually in housing costs during the first year of employment. As of December 31, 2021, the Company issued 50,000 shares of its common stock to its Chief Operating Officer with a fair value of $50,000 ($1.00 per share) on the date of grant. The fair value of the stock was based upon recent third-party cash offering prices.

On November 15, 2021, the Company entered into an employment agreement with its Chief Financial Officer. The initial term of the agreement is through February 1, 2021, at a salary of $48,000, with 50,000 shares of common stock to be issued. At February 1, 2022, the compensation will increase to $120,000. As of December 31, 2021, the Company issued 33,334 shares of its common stock to its Chief Financial Officer with a fair value of $33,334 ($1.00 per share) on the date of grant. The fair value of the stock was based upon recent third-party cash offering prices.

Consulting Agreement – Third Parties

On December 30, 2021, the Company entered into a consulting agreement. The agreements has a term of three (3) months. The Company will pay an aggregate $3,000 per month and 5,333 shares of Company’s common stock, having a fair value of $8,000 ($1.50 per share). Fair value of the stock was based upon recent third-party cash offering prices, which represented the best evidence of fair value. At December 31, 2021, the Company has expensed $11,000 as a component of general and administrative expenses in the consolidated statements of operations.

Note 13 – Stockholders’ Deficit

The Company has one (1) class of common stock:

Common Stock

-	250,000,000 shares authorized

-	Par value - $0.0001

-	Voting at 1 vote per share

Equity Transactions – Ten Months Ended December 31, 2021

Stock Issued in Reverse Recapitalization

On September 14, 2021, the Company issued 28,550,000 shares of common stock in connection with the reverse recapitalization, for net equity of $609,124 See Note 3.

Stock and Warrants Issued for Cash

The Company issued 1,463,334 shares of common stock for gross proceeds of $1,440,001 ($1.00 - $1.50/share) and a subscription receivable of $95,001.

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

Warrants Issued for Services

The Company issued a fully vested five-year warrant to purchase 100,000 shares of common stock for services rendered. The warrant had a fair value of $949,934, based upon the Black-Scholes option pricing model on the grant date, using the following assumptions:

Exercise price	$2.50
Expected volatility	341.00%
Expected dividends	0%
Expected life in years	5
Risk-free interest rate	0.79%

The following is a summary of the Company’s warrants at December 31, 2021 and February 28, 2021:

Weighted
Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Warrants	Warrants	Exercise Price	Term (Years)	Value
Outstanding and exercisable - February 28, 2021	—	—	—	$—
Granted	5,100,000	$4.46	1.16
Exercised	—	$—	—
Cancelled/Forfeited	—	$—	—
Outstanding and exercisable - December 31, 2021	5,100,000	$4.46	1.16	$36,155,000

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

The Company issued 5,333 shares of its common stock for services rendered in according with the consulting agreement entered on December 31, 2021, having a fair value of $8,000 ($1.50 per share). Fair value of the stock was based upon recent third-party cash offering prices, which represented the best evidence of fair value.

The Company issued 65,000 shares of its common stock for services rendered in according with the agreement entered on November 10, 2021, having a fair value of $97,500 ($1.50 per share). Fair value of the stock was based upon recent third-party cash offering prices, which represented the best evidence of fair value.

Cancellation of Common Stock

In connection with the recapitalization in connection with the Merger, our majority shareholder, cancelled 1,300,000 shares of common stock. The net effect on stockholders’ equity was $0.

Note 14 – Subsequent Events

In January 2022, the Company closed an additional private placement offering in which it sold an aggregate of 63,334 shares of the Company’s Common Stock at a purchase price of $1.50 per share to two accredited investors for an aggregate gross proceeds of $95,001.

On January 8, 2022, a Secured Convertible Promissory Note the Company’s subsidiary EZRaider LLC issued to Cooper DuBois, in the principal amount of $500,000, became due and payable. The note is secured against all of EZRaider LLC’s assets. The Company is currently negotiating for an extension.

On February 7, 2022, a portion of the PPP loan was forgiven by the SBA. As a result, the Company will record a gain on debt forgiveness of the PPP loan in the amount of $12,489 in the first quarter of 2022 (See Note 9).

The Company is currently conducting an additional private placement offering of up to $2,000,000 of shares of the Company’s common stock at a purchase price of $1.50 per share. As of the date of this Transition Report, the Company sold 6,667 shares of common stock to one accredited investor in this private placement offering for aggregate gross proceeds of $10,000.

On March 15, 2022, the Company entered into amendments to certain unsecured 6% promissory notes (the "Amendments") with three investors and issued additional 12,500 shares of common stock to these investors in consideration for the extension of the maturity date of the promissory notes until July 8, 2022.

On March 15, 2022, EZ Global and Konrad Koss entered into Amendment No. 2 to the 6% unsecured promissory note in the principal amount of $200,000 (the "Second Amendment").  Pursuant to the Second Amendment, the interest rate on the principal amount was increased from 6% to 7.5% per annum, and the maturity date was extended until September 16, 2022.

On March 15, 2022, EZ Global and Konrad Koss entered into Amendment No. 1 to the 6% unsecured promissory note in the principal amount of $50,000 (the "Amendment").  Pursuant to the Amendment, the interest rate on the principal amount was increased from 6% to 7.5%, and the maturity date was extended until September 16, 2022.

Management has evaluated subsequent events through April 29, 2022, and determined that there are no other transactions that require additional accounting or disclosure.