Form 10-Q
period 2022-03-31
EZRaider Co.
filed 2022-09-07
CIK 1543066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022___________________________________________________________

or

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

Yes☐   No ☒

As of September 7, 2022, there were 41,991,836 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

EZRAIDER CO.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following unaudited interim financial statements of EZRaider Co. and its subsidiaries, referred to herein as the “Company,” “we,” “us” or “our”) are included in this Quarterly Report on Form 10-Q (the “Quarterly Report”).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in our Transition Report on Form 10-KT for the fiscal year ended December 31, 2021, filed with the SEC on April 29, 2022. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

EZRaider Co.

Financial Statements for the Three Months Ended March 31, 2022

EZRAIDER CO.

Condensed Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
	(Unaudited)

Assets

Current Assets
Cash	$2,594	$365,800
Accounts receivable, net	87,658	—
Prepaid expense	874,222	74,100
Inventory	89,352	398,046
Total Current Assets	1,053,826	837,946

Property and Equipment, net	68,316	81,419

Investment in D.S. Raider	3,850,000	3,850,000

Total Assets	$4,972,142	$4,769,365

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$966,083	$749,170
Accounts payable - related party	—	11,000
Accrued interest payable	107,682	92,377
Deferred revenue	943,126	912,464
Advances - related party	21,078	—
Convertible notes payable	500,000	500,000
Notes payable	423,676	426,415
Note payable - government loan (PPP)	726	13,215
Total Current Liabilities	2,962,371	2,704,641

Commitments	—	—

Stockholders' Equity (Deficit)
Common stock, $0.0001 par value, 250,000,000 shares authorized 41,589,336 and 41,479,502, shares issued and outstanding, respectively	4,159	4,148
Stock subscription receivable	(10,001)	(95,001)
Additional paid-in capital	5,115,110	4,950,369
Accumulated deficit	(3,099,497)	(2,794,792)
Total Stockholders' Equity (Deficit)	2,009,771	2,064,724

Total Liabilities and Stockholders' Equity (Deficit)	$4,972,142	$4,769,365

See accompanying notes to condensed consolidated financial statements.

EZRAIDER CO.

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

	Three Months Ended March 31,
	2022	2021

Revenues	416,239	170,748

Cost of revenues	302,440	117,085

Gross Profit	113,799	53,663

Operating expenses
General and administrative expenses	399,413	147,150
Total operating expenses	399,413	147,150

Loss from operations	(285,614)	(93,487)

Other income(expense)
Gain on PPP loan forgiveness	12,489	—
Interest expense	(31,580)	(13,089)
Total other expense	(19,091)	(13,089)

Net loss	$(304,705)	$(106,576)

Loss per share - basic and diluted	$(0.01)	$(0.00)

Weighted average number of shares - basic and diluted	41,546,199	38,550,000

See accompanying notes to condensed consolidated financial statements.

EZRAIDER CO.

Condensed Consolidated Statements of Changes in Stockholders Deficit

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

			Additional		Stock	Total
	Common Stock		Paid-in	Accumulated	Subscription	Stockholders'
	Shares	Amount	Capital	Deficit	Receivable	Equity

Balance December 31, 2021	41,479,502	$4,148	$4,950,369	$(2,794,792)	$(95,001)	$2,064,724

Stock issued for cash ($1.50/share)	70,001	7	104,994	—	(10,001)	95,000

Stock issued for services ($1.50/share)	27,333	3	40,997	—	—	41,000

Stock issued as debt issuance costs in connection with promissory notes ($1.50/share)	12,500	1	18,749	—	—	18,750

Collection of subscription receivable	—	—	—	—	95,001	95,001

Net loss - three months ended March 31, 2022	—	—	—	(304,705)	—	(304,705)

Balance March 31, 2022 (Unaudited)	41,589,336	$4,159	$5,115,110	$(3,099,497)	$(10,001)	$2,009,771

			Additional		Stock	Total
	Common Stock		Paid-in	Accumulated	Subscription	Stockholders'
	Shares	Amount	Capital	Deficit	Receivable	Equity

Balance December 31, 2020	38,550,000	$3,855	$289,966	$(503,684)	$—	$(209,863)

Net loss - three months ended March 31, 2021	—	—	—	(106,576)	—	(106,576)

Balance March 31, 2021 (Unaudited)	38,550,000	$3,855	$289,966	$(610,260)	$—	$(316,439)

See accompanying notes to condensed consolidated financial statements.

EZRAIDER CO.

Condensed Consolidated Statements of Cash Flow

For the Nine Months Ended March 31, 2022 and 2021

(Unaudited)

	Three Months Ended March 31,
	2022	2021

Cash Flows from Operating Activities
Net loss	$(304,705)	$(106,576)
Depreciation	13,103	4,122
Stock issued for services	41,000	—
Stock issued as debt issuance cost	18,750	—
Gain on forgiveness of PPP loan	(12,489)	—
Bad debt recovery	(43,069)	—
Adjustments to reconcile net loss to net cash used in operations Changes in operating assets and liabilities
(Increase) decrease in Accounts receivable	(44,588)	(71,534)
Prepaid expense	(800,122)	—
Inventory	308,694	64,054
Increase (decrease) in Accounts payable and accrued expenses	216,913	(29,702)
Accounts payable - related party	(11,000)	—
Accrued interest payable	15,305	—
Deferred revenue	30,662	(21,075)
Net cash used in operating activities	(571,546)	(160,711)

Cash Flows from Investing Activities
Investment in D.S. Raider	—	(500,000)
Net cash used in investing activities	—	(500,000)

Cash Flows from Financing Activities
Repayments and advances from advances - related party	21,078	37,636
Repayment of note payable	(2,739)	(1,769)
Proceeds from note payables	—	640,000
Common stock issued for cash	95,000	—
Collection of subscription receivable	95,001	—
Net cash provided by financing activities	208,340	675,867

Net increase (decrease) in cash	(363,206)	15,156

Cash - beginning of period	365,800	1,980

Cash - end of period	$2,594	$17,136

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for income tax	$—	$—

See accompanying notes to condensed consolidated financial statements.

EZRAIDER CO.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022

(Unaudited)

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-KT for the ten months ended December 31, 2021, filed with the SEC on April 29, 2022.

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

As reflected in the accompanying consolidated financial statements, for the three months ended March 31, 2022 the Company had:

●          Net loss of $304,705; and

●          Net cash used in operations was $571,546.

Additionally, at March 31, 2022, the Company had:

●          Accumulated deficit of $3,099,497;

●          Stockholders’ equity of $2,009,771; and

●          Working capital deficit of $1,908,545.

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had no cash on hand at March 31, 2022.

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

During the three months ended March 31, 2022, the Company has partially satisfied its obligations from the sale of common stock ($95,000); however, there is no assurance that such successful efforts will continue during the twelve months subsequent to the date these consolidated financial statements are issued.

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

Significant estimates during the three months ended March 31, 2022 and 2021, include stock-based compensation, uncertain tax positions, and the valuation allowance on deferred tax assets.

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

The Company’s financial instruments, including cash, accounts receivable, and accounts payable and accrued expenses, are carried at historical cost. At March 31, 2022 and December 31, 2021, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At March 31, 2022 and December 31, 2021, the Company did not have any cash equivalents.

Concentration of Credit Risks

The Company at times has cash in banks in excess of FDIC insurance limits. At March 31, 2022 and December 31, 2021, the Company had approximately $0 and $115,000, respectively, of cash in excess of FDIC insurance limits.

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

Allowance for doubtful accounts was $0 and $26,677 at March 31, 2022 and December 31, 2021, respectively.

For the three months ended March 31, 2022, the Company recorded a bad debt recovery of $43,069.

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

The Company recorded no reserve for slow-moving or obsolete inventory for the three months ended as of March 31, 2022 and December 31, 2021.

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

There were no impairment losses for the three months ended March 31, 2022 and 2021.

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

During the three months ended March 31, 2022 and 2021, the Company primarily recognized revenues from the sale of its products, which occurs at a point in time, which is when the customer takes possession.

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

Remaining performance obligations represent the transaction price of orders for which products have not been delivered or services have not been performed. As of March 31, 2022 and December 31, 2021, the Company had no remaining performance obligations.

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

At March 31, 2022 and December 31, 2021, deferred revenues were $943,126 and $912,464, respectively.

Cost of Sales

Cost of sales predominantly represents job-related materials and supplies.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the consolidated statements of operations.

The Company had advertising costs of $12,066 and $5,016 during the three months ended March 31, 2022 and 2021, respectively.

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

Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

The computation of basic and diluted loss per share for March 31, 2022 and 2021, excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive.

As of March 31, 2022 the Company had sufficient authorized shares of common stock to settle any potential conversions of its common stock equivalents.

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

Recent Accounting Standards

All newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

Equity Securities Without a Readily Determinable Fair Value

Certain equity securities are carried at cost as these securities did not have a readily determinable fair value. There were no observable price changes in orderly transactions for the identical or a similar investment of the same issuer as of March 31, 2022 and December 31, 2021.

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

Note 4 – Property and Equipment

At March 31, 2022 and December 31, 2021, property and equipment, net, was as follows:

			Estimated Useful
	March 31, 2022	December 31, 2021	Lives (Years)

Automobiles	$115,684	$115,684	5
Camera equipment	16,493	16,493	5
	132,177	132,178
Accumulated depreciation	63,861	50,758
Property and equipment - net	$68,316	$81,419

Depreciation expense for the three months ended March 31, 2022 and 2021, was $13,103 and $4,122, respectively.

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

On December 30, 2021, the Company signed a further extension to the D.S Raider SPA, extending the date for closing from December 31, 2021 to March 15, 2022. As part of this extension, exclusive sales and distribution rights for EZ Global to sell D.S Raider products for the North American market were extended through January 31, 2023. Negotiations about a possible combination of the two companies is ongoing.

In addition, as part of the extension, EZ Global was required to secure $1,600,000 of purchase orders for EZRaider Vehicles and pay D.S Raider a down payment of $800,000, representing 50% of the purchase price for the purchase orders, no later than January 17, 2022. The $800,000 payment was paid to D.S Raider on January 13, 2022.

The Company held equity securities without a readily determinable fair values and measured at cost of $3,850,000 at March 31, 2022.

Note 6 – Notes Payable - Related Party

The following represents a summary of the Company’s notes payable and the related key terms and outstanding balances at December 31, 2021 and February 28, 2021, respectively:

Terms	Note Payable

Issuance date of note	September 25, 2020
Maturity date	September 25, 2021
Interest rate	8%
Collateral	Unsecured

Balance - February 29, 2020	$—
Proceeds	255,000
Balance - February 28, 2021	255,000
Repayments	(255,000)
Balance - December 31, 2021	$—
Balance - March 31, 2022	$—

Note 7 – Convertible Notes Payable

The following represents a summary of the Company’s convertible notes payable and the related key terms and outstanding balances at March 31, 2022 and December 31, 2021, respectively:

Terms	Notes Payable	Notes Payable	Total

Issuance date of notes	January 2021	January 1, 2021

Maturity dates	February 2022 or the closing of the proposed acquisition of D.S. Raider LTD.	March 16th, 2022 or the closing of the proposed acquisition of D.S. Raider LTD

Interest rate	8%	5%
Collateral	All assets	Unsecured
Conversion rate	35% discount to market	35% discount to market

Balance - February 29, 2020	$—	$—	$—
Proceeds	500,000	50,000	550,000
Balance - February 28, 2021	500,000	50,000	550,000
Proceeds	—	50,000	50,000
Conversion of debt into equity - recapitalization	—	(100,000)	(100,000)
Balance - December 31, 2021	$500,000	$—	$500,000
No activity
Balance - March 31, 2022	$500,000	$—	$500,000

On January 8, 2022, a Secured Convertible Promissory Note the Company’s subsidiary EZRaider LLC issued to Cooper DuBois, in the principal amount of $500,000, became due and payable. The note is secured against all of EZRaider LLC’s assets. On June 7, 2022 the Company issued 810,384 in consideration for the extension of the maturity date of the promissory notes until July 8, 2022.

The Company issued a $220,254, twelve-month (12), unsecured, convertible note on May 27, 2022, which is due May 27, 2023. The note represents the amount of accrued and unpaid legal fees owed by the Company. The convertible note bears interest at 10%. The note has a conversion price of $1.00 per share. The note bears a default interest rate of 15% (See Note 14).

Note 8 – Convertible Notes Payable – Related Party

The following represents a summary of the Company’s convertible notes payable and the related key terms and outstanding balances at March 31, 2022 and December 31, 2021, respectively:

Convertible
Terms	Notes Payable - Related Party

Issuance date of note	January 2021

Maturity dates	February 2022 or the closing of the proposed acquisition of D.S. Raider LTD.

Interest rate	8%
Collateral	Unsecured
Conversion rate	35% discount to market

Balance - February 29, 2020	$20,000
Proceeds	40,000
Balance - February 28, 2021	60,000
Stock issued in connection with recapitalization	(60,000)
Balance - December 31, 2021	$—
Balance - March 31, 2022	$—

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

On February 7, 2022, the loan was a portion of the loan was forgiven by the SBA. As a result, the Company will record a gain on debt forgiveness of PPP loan in the amount of $12,489 in the first quarter of 2022.

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

The following is a summary of the PPP loan:

PPP
Terms	SBA

Issuance date of SBA loan	May 2020
Maturity date	April 2022
Interest rate	1%
Collateral	Unsecured

Balance – December 31, 2021	13,215
Loan forgiveness – February 7, 2022	(12,489)
Balance – March 31, 2022	$726

On February 7, 2022, the loan was a portion of the loan was forgiven by the SBA. As a result, the Company will record a gain on debt forgiveness of PPP loan in the amount of $12,489 in the first quarter of 2022.

Note 10 – Loan Payable – Other

The following represents a summary of the Company’s loan payable – other and the related key terms and outstanding balances at March 31, 2022 and December 31, 2021, respectively:

Terms	Notes Payable		Note Payable	Note Payable	Note Payable		Note Payable		Note Payable		Total

Issuance date of notes	March 2020		January 2020	November 2020	December 1, 2021		December 9, 2021		December 9, 2021
Maturity dates	September 16, 2022 [7]		January 2025	November 2021	July 8, 2022 [6]		July 8, 2022 [6]		July 8, 2022 [6]

Interest rate	7.5%		6.2%	6%	6%		6%		6%
Collateral	Unsecured		Secured	Unsecured	Unsecured		Unsecured		Unsecured

Balance - February 29, 2020	$—		$46,888	$—	$—		$—		$—		$46,888
Proceeds	220,956	[1],[2]	—	150,000	—		—	[1],[2]	—		370,956
Repayments	—		(8,591)	—	—		—		—		(8,591)
Balance - February 28, 2021	220,956		38,297	150,000	—		—		—		409,253
Proceeds	50,000		—	—	25,000	[4]	50,000	[3]	50,000	[5]	175,000
Repayments	—		(7,838)	(150,000)	—		—		—		(157,838)
Balance - December 31, 2021	$270,956		$30,459	$—	$25,000		$50,000		$50,000		$426,415
March 31, 2022 activity - none	—		(2,738)	—	—		—		—		—
Balance - December 31, 2021	$270,956		$27,712	$—	$25,000		$50,000		$50,000		$423,676

1	Debt is personally guaranteed by the Company’s Chief Executive Officer for up to $100,000.

2	In consideration for the 6% Note, the Company issued the holder a five percent equity interest in the Company, an option to acquire an additional fifteen percent equity in the Company if the holder met certain sales goals (“Supplemental Incentive Interests”), and a personal guarantee for a minimum of $100,000 of the Note by the Company’s majority member and manager.

3	In connection with the note, the Company issued 5,000 shares of Company's common stock having a fair value of $7,500 ($1.50/share). Fair value of the stock was based upon recent third-party cash offering prices, which represented the best evidence of fair value.

4	In connection with the note, the Company issued 2,500 shares of Company's common stock having a fair value of $3,750 ($1.50/share). Fair value of the stock was based upon recent third-party cash offering prices, which represented the best evidence of fair value.

5	In connection with the note, the Company issued 5,000 shares of Company's common stock having a fair value of $7,500 ($1.50/share). Fair value of the stock was based upon recent third-party cash offering prices, which represented the best evidence of fair value.

6	On March 15, 2022, the Company entered into amendments to certain unsecured 6% promissory notes (the “Amendments”) with three investors and issued additional 12,500 shares of common stock to these investors in consideration for the extension of the maturity date of the promissory notes until July 8, 2022.

7	On March 15, 2022, the Company entered into amendments to certain unsecured 6% promissory notes (the “Amendments”) to increase the interest rate to 7.5% and due date to September 16, 2022.

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

Note 11 – Advances – Related Party

During the three months ended March 31, 2022, the majority shareholder was owed $21,078. The loans are non-interest bearing, unsecured and due on demand. As of March 31, 2022, and December 31, 2021, the loan balance is $21,078 and $0, respectively.

Note 12 – Commitments

Operating Lease Agreement

On July 15, 2021, the Company renewed leased offices located in Kent, WA. The net monthly payment is $7,800. The leases expire on August 31, 2022.

For the three months ended March 31, 2022, and 2021, the Company recorded rent expense of $28,014 and $23,196, respectively.

Rent expense is included as a component of general and administrative expenses on the accompanying consolidated statements of operations.

Employment Agreements – Related Party

On May 1, 2021, the Company entered into an employment agreement with its Chief Executive Officer. The initial term of the agreement is through May 1, 2022, at an annual salary of $250,000 with $75,000 first year bonus and a minimum of 30% raise after first year of employment. The Company will also pay up to $12,000 annually in expenses. At March 31, 2022, the Company has expensed $62,500 as a component of general and administrative expenses in the consolidated statements of operations.

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

On November 15, 2021, the Company entered into an employment agreement with its Chief Financial Officer. The initial term of the agreement is through February 1, 2021, at a salary of $48,000, with 50,000 shares of common stock to be issued. At February 1, 2022, the compensation will increase to $120,000. As of March 31, 2022, the Company issued 16,667 shares of its common stock to its Chief Financial Officer with a fair value of $25,000 ($1.50 per share) on the date of grant. The fair value of the stock was based upon recent third-party cash offering prices.

Consulting Agreement – Third Parties

On December 30, 2021, the Company entered into a consulting agreement. The agreements has a term of three (3) months. The Company will pay an aggregate $3,000 per month and 5,333 shares of Company’s common stock. As of March 31, 2022, the Company issued 10,666 shares of its common stock to a consultant with a fair value of $16,000 ($1.50 per share) on the date of grant. The fair value of the stock was based upon recent third-party cash offering prices and expensed $6,000 as a component of general and administrative expenses.

Note 13 – Stockholders’ Deficit

The Company has one (1) class of common stock:

Common Stock

●    250,000,000 shares authorized

●    Par value - $0.0001

●    Voting at 1 vote per share

Equity Transactions – Three Months Ended March 31, 2022

Stock and Warrants Issued for Cash

The Company issued 70,001 shares of common stock for gross proceeds of $105,001 ($1.50/share) and a subscription receivable of $10,001.

Stock Issued for Services and Debt Settlement

The Company issued an aggregate 16,667 shares of its common stock to its Chief Financial Officer, having a fair value of $25,000 ($1.50/share). Fair value of the stock was based upon recent third-party cash offering prices, which represented the best evidence of fair value.

The Company issued 10,666 shares of its common stock for services rendered in according with the consulting agreement entered on December 31, 2021, having a fair value of $16,000 ($1.50 per share). Fair value of the stock was based upon recent third-party cash offering prices, which represented the best evidence of fair value.

On March 15, 2022, the Company entered into amendments to certain unsecured 6% promissory notes (the "Amendments") with three investors and issued additional 12,500 shares of common stock to these investors in consideration for the extension of the maturity date of the promissory notes until July 8, 2022.

The following is a summary of the Company’s warrants at March 31, 2022 and December 31, 2021:

Weighted
Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Warrants	Warrants	Exercise Price	Term (Years)	Value
Outstanding and exercisable - December 31, 2021	5,100,000	$4.46	1.16	$36,155,000
Granted	—	—	—
Exercised	—	—	—
Cancelled/Forfeited	—	—	—
Outstanding and exercisable - March 31, 2022	5,100,000	$4.46	0.91	$32,075,000

These warrants are considered a direct offering cost in connection with raising capital. As a result, the net effect on stockholders’ equity was $0.

Note 14 – Subsequent Events

The Company issued a $880,000, six-month (6), unsecured, convertible note on June 11, 2022, which is due December 10, 2022. The convertible note bears interest at 12%, with a 10% original issue discount ($88,000), resulting in net proceeds of $792,000. The note contains a discount to market feature, whereby, the lender can purchase stock at 90% of the lowest trading price for a period of twenty (20) days preceding the conversion date. The right to convert begins 180 days following an event of default. The note bears a default interest rate of 18%.

The Company also paid $82,000 as a debt issuance cost to placement agent and for professional fees for services rendered. These costs are considered to be a component of the total debt discount. The Company also, issued 302,500 shares of its common stock as additional consideration with fair value of $453,750 ($1.50 per share) on the date of grant. The fair value of the stock was based upon recent third-party cash offering prices. These costs are considered to be a component of interest expense.

Additionally, the Company issued 800,000 five-year (5) warrants. The warrants had a fair value of $2,599,066, based upon using a black-scholes option pricing model with the following inputs:

Stock Price	$6.00
Exercise price	$3.00
Expected term (in years)	5
Expected volatility	602.34%
Annual rate of quarterly dividends	0%
Risk free interest rate	3.25%

The Company issued a $220,254, twelve-month (12), unsecured, convertible note on May 27, 2022, which is due May 27, 2023. The note represents the amount of accrued and unpaid legal fees owed by the Company. The convertible note bears interest at 10%. The note has a conversion price of $1.00 per share. The note bears a default interest rate of 15%.

On June 7, 2022 the Company issued 810,384 in consideration for the extension of the maturity date of the $550,000 promissory note until July 8, 2022.

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

On July 11, 2022, the Company repaid $25,687.50, representing the outstanding principal amount and the accrued interest due under the 6% unsecured promissory note, originally issued on December 2, 2021, as amended on March 15, 2022, to Lynda N. Simmons Trust dated 2/9/2011 Peter A. Reichard, TTEE. Also on July 11, 2022, the Company paid $3,516, the total amount of interest accrued on the outstanding principal amount of the two 6% unsecured promissory notes, originally issued on December 8, 2021, as amended on March 15, 2022, to each of (i) Martin Fox and (ii) Initio, Inc. On July 8, 2022, the Company entered into Amendment No. 2 to these promissory notes with each of Martin Fox and Initio, Inc. pursuant to which, the maturity date of each note was extended to September 8, 2022.

Management has evaluated subsequent events through September 7, 2022, and determined that there are no other transactions that require additional accounting or disclosure.

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

Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

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

You should read the following discussion and analysis in conjunction with the Financial Statements and Notes attached hereto, and the other financial data appearing elsewhere in this Quarterly Report.

US Dollars are denoted herein by “USD”, “$” and “dollars”.

As used in this Quarterly Report, “we,” “our,” “us” and the “Company” refer to EZRaider Co., a Florida corporation, and its subsidiaries, unless the context requires otherwise.

Impact of COVID-19 Outbreak

The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. The COVID-19 pandemic has the potential to significantly impact the Company's supply chain and other service providers.

In addition, a severe prolonged economic downturn could result in a variety of risks to the business, including weakened demand for products and services and a decreased ability to raise additional capital when needed on acceptable terms, if at all. As the situation continues to evolve, the Company will continue to closely monitor market conditions and respond accordingly.

Overview and Recent Developments

The Company was incorporated in the State of Florida on January 26, 2012, to develop an e-waste recycling business. The Company was not successful in its efforts and ceased those operations.

Effective as of September 3, 2021, we changed our name from E-Waste Corp. to EZRaider Co. On September 14, 2021, the Company entered into an Agreement and Plan of Merger with EZRaider Global, Inc., a Nevada corporation (“EZ Global”), and our wholly-owned subsidiary, E-Waste Acquisition Corp., a Delaware corporation, pursuant to which E-Waste Acquisition Corp. merged with and into EZ Global, and EZ Global became a wholly-owned subsidiary of the Company (the “Merger”). At the effective time of the Merger, all of the outstanding shares of capital stock of EZ Global were exchanged for 28,550,000 shares of our common stock. Following the Merger, we discontinued our prior activities and continued the existing business operations of EZ Global, and its wholly-owned subsidiary, EZ Raider, LLC, a Washington limited liability company (“EZ LLC”), as our main business focus.

EZ Global is the exclusive distributor in the United States of electric-powered, tactical manned vehicles, known as “EZRaider Vehicles,” that are manufactured and designed by D.S Raider Ltd., a company incorporated under the laws of Israel (“D.S Raider”). EZ Global obtained these exclusive rights to import, sell and distribute EZRaider Vehicles in the United States for all recreational and military (non-federal) markets from D.S Raider pursuant to an Authorized Exclusive Distribution Agreement, dated September 12, 2019, by and among D.S Raider, EZ LLC and EZRaider Global (the “Distribution Agreement”), which was renewed by a Renewal of Exclusive Distribution Agreement, dated September 2, 2021.

Effective as of September 14, 2021, the exercise prices of warrants to purchase 1,100,000 shares of the Company’s common stock held by Star V Partners LLC, warrants to purchase 1,050,000 shares of the Company’s common stock held by Maso Capital Investments Limited, and warrants to purchase 2,850,000 shares of the Company’s common stock held by Blackwell Partners LLC - Series A, were reduced from $4.50 per share to $1.00 per share due to the triggering of anti-dilution rights in these warrants.

On December 30, 2021, EZ Global and D.S Raider entered into a memorandum of understanding (the “Memorandum”) which, among other things, amended certain terms of the Share Purchase Agreement dated February 21, 2021, by and among EZ Global, D.S Raider, and the shareholders of D.S Raider (as previously amended on March 30, 2021 and August 31, 2021) (the “Share Purchase Agreement”). Specifically, under the Memorandum, the exclusive right of EZ Global to acquire 100% of the capital stock of D.S Raider was extended until March 15, 2022 (which date was later further extended until March 31, 2022) (the “Exclusivity Date”). Following the expiration of the Exclusivity Date, the Company has been evaluating its options with respect to the acquisition of D.S Raider.

In addition, pursuant to the Memorandum, D.S Raider also extended the exclusive rights granted to EZ Global under the Distribution Agreement through January 31, 2023, subject to EZ Raider (i) securing $1,600,000 of purchase orders for EZRaider Vehicles for the 2022 year (the “Purchase Orders”) by December 31, 2021; (ii) making the required payment of $800,000, representing 50% of the purchase price for the Purchase Orders (the “Down Payment”) by January 17, 2022; and (iii) placing the Purchase Orders. The Memorandum also granted D.S Raider the right, at its sole discretion, to terminate the Distribution Agreement and keep the balance of the Down Payment, if EZ Global failed to secure the Purchase Orders, pay for the secured Purchase Order within 7 days from receipt of notice of readiness for shipping of such Purchase Orders, or consummate an already placed Purchase Order. EZ Global paid the required $800,000 Down Payment on January 13, 2022, placed the Purchase Orders in accordance with the terms of the Memorandum, and paid the balance for the Purchase Orders on June 10th, 2022 (as further discussed below).

On February 14, 2022, the Company changed its fiscal year from February 28/29 to December 31.

On March 15, 2022, the Company entered into amendments to certain unsecured 6% promissory notes (the "Note Amendments") with three investors that had purchased these notes from the Company on December 31, 2021. Pursuant to the Note Amendments, the Company issued 12,500 shares of common stock to these investors in consideration for the extension of the maturity dates of the promissory notes until July 8, 2022.

On March 15, 2022, EZ Global and Konrad Koss entered into Amendment No. 2 to the 6% unsecured promissory note in the principal amount of $200,000 (the "Second Amendment") originally issued to Mr. Koss on March 12, 2020, as previously amended on July 11, 2021. Pursuant to the Second Amendment, the interest rate on the principal amount of the note was increased from 6% to 7.5% per annum, and the maturity date was extended until September 16, 2022.

On March 15, 2022, EZ Global and Konrad Koss entered into Amendment No. 1 to the 6% unsecured promissory note in the principal amount of $50,000 (the "First Amendment") originally issued to Mr. Koss on September 22, 202021. Pursuant to the First Amendment, the interest rate on the principal amount of the note was increased from 6% to 7.5%, and the maturity date was extended until September 16, 2022.

On May 22, 2022, EZ Global and D.S Raider entered into a Distribution Letter Agreement (the “May 2022 Distribution Letter”), which amended certain terms set forth in the Distribution Agreement and the Memorandum, as follows: (i) subject to EZ Global’s full and complete satisfaction of the terms and conditions in the May 2022 Distribution Letter, D.S Raider agreed to waive its right to terminate the Distribution Agreement for nonpayment of amounts due under the terms of the Memorandum, and agreed that the terms of the Distribution Agreement will prevail and replace EZ Global’s rights as set forth in the Memorandum; (ii) the Distribution Agreement will continue to be in full force and effect throughout through January 31, 2023; (iii) EZ Global is required to satisfy all of its obligations under the Distribution Agreement and, in addition, to pay the outstanding balance due for prior orders in the amount of $103,625.50 (the “Balance Payment”). The parties also waived and relinquished all claims related to the distribution rights set forth in the Memorandum. On June 10th, 2022, EZ Global paid the Balance Payment pursuant to the May 2022 Distribution Letter.

On May 27, 2022, the Company issued a secured convertible promissory note (the “Crone Note”) to the Crone Law Group, P.C., the Company’s legal counsel (the “Crone”), in the principal amount of $220,253.50 (the “Principal Amount”). The Crone Note was issued to Crone to secure repayment of unpaid legal fees owed to Crone by the Company as of April 30, 2022. The Crone Note bears interest at a rate of 10% per annum, which will increase to 15% upon the occurrence of an event of default, and has a maturity date of April 30, 2023(the “Maturity Date”). The terms of the Crone Note provide that the Principal Amount shall be adjusted on an ongoing basis to reflect any additional accrued and unpaid legal fees incurred by the Company and/or any payments made by the Company to Crone. The Crone Note may be prepaid in whole or in part without premium or penalty. Crone may convert any amounts due under the Crone Note, at any time following the date of the issuance, into shares of the Company’s common stock at the conversion price of $1.00 per share, subject to a 4.99% beneficial ownership limitation. In addition, on June 22, 2022, the Company issued Crone 100,000 shares of common stock in consideration for accepting the Crone Note and waiving interest on accrued and unpaid legal fees through April 30, 2022.

On June 7, 2022, EZ LLC and Cooper Dubois (the “Lender”) entered into amendment No. 1 (the “Dubois Amendment”) to the convertible promissory note originally issued by the Company to the Lender on January 8, 2021, in the original principal amount of $500,000.00, with the interest rate of 8% per annum (the “Dubois Note”). Pursuant to the Dubois Amendment (i) the maturity date of the Dubois Note was extended from January 7, 2022 to January 7, 2023 (the “Maturity Date”); (ii) Lender has the right to convert all or a portion of the principal and interest due under the Dubois Note into shares of common stock of the Company; (iii) the conversion price will be the lesser of a 35% discount to the pricing of financial raise completed to close the proposed acquisition of D.S. Raider, or $1.00 per share; (iv) the Company agreed to guarantee the re-payment of the Dubois Note; (v) Borrower may prepay the Dubois Note in whole or in part upon 15 days prior written notice.

Also, on June 7, 2022, the Lender assigned all his rights under the Dubois Note, as amended by the Dubois Amendment, to CD EZR Holdings, LLC (the “Assignee”) pursuant to an Assignment of the Convertible Promissory Note (the “Assignment”).

In connection with the Dubois Amendment and the Assignment, on June 7, 2022, the Company issued a warrant to Assignee to purchase 810,384 shares of the Company’s common stock at the exercise price of $2.50 per share, exercisable until January 8, 2026 (the “Dubois Warrant”). The Dubois Warrant is exercisable for cash, or on a cashless basis, has piggyback registration rights, and provides for the acceleration exercise rights to the Company, subject to conditions that the Company closes its acquisition of D.S Raider and maintains during the time period stated in the Warrant the closing price in excess of $6.00 per share. The number of shares to be received upon exercise of the Dubois Warrant and the exercise price are subject to adjustment in the event of a distribution of assets, subdivision of combination of common stock, consummation of a merger or other fundamental transaction, or other dilutive issuance.

On June 10, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with AJB Capital Investments, LLC, a Delaware limited liability company (the “Investor”), pursuant to which, on that date (the “Closing Date”), the Company sold and issued to the Investor a 12% secured promissory note in the principal amount of $880,000 (the “AJB Note”). Pursuant to the Purchase Agreement, the Company agreed that, until the sooner of the 12-month anniversary of the Closing Date, or all amounts due under the AJB Note have been fully paid or converted, it will not, without Investor’s written consent, change the nature of its business, sell or acquire any material assets, or enter into any variable rate debt transaction. In addition, the Company agreed that, for as long as the AJB Note is outstanding, (a) the Investor will have the right of first refusal to participate in up to 100% of any subsequent offering of the Company’s securities, and (b) if the Company issues any securities upon terms more favorable than those provided to the Investor, the terms of the securities issued to the Investor will be adjusted accordingly.

The AJB Note bears interest at a rate of 12% per annum and has a stated maturity date of December 10, 2022 (the “AJB Maturity Date”). Interest accrues monthly and is payable on the first date of each month, with the final payment due on the AJB Maturity Date. The AJB Maturity Date may be extended by the Company for up to an additional 6 months, in which case the interest will be increased to 15% per annum. Any amount of principal or interest not paid when due will bear interest at the lesser of 18% per annum, or the maximum rate permitted by law. The AJB Note may be prepaid in whole or in part by the Company without penalty. Commencing 180 days after the Closing Date, at any time following an Event of Default (as defined in the AJB Note), amounts due under the AJB Note will be convertible into shares of the Company’s common stock (the “Conversion Shares”) at a conversion price (the “Conversion Price”) equal the lowest trading price of the Company’s common stock during the 20 days prior to either (a) the date of issuance of the Note, or (b) the date of conversion of the AJB Note, subject to a 4.99% conversion limitation. The Conversion Price is subject to adjustment upon the occurrence of any merger, consolidation, distribution, or other dilutive issuance by the Company.

As an additional incentive for the Investor to purchase the AJB Note, on the Closing Date, the Company issued the Investor an incentive fee of 302,500 shares of the Company’s common stock (the “Commitment Shares”), valued at $2.00 per share. The Company may redeem up to 165,000 of the Commitment Shares, for an aggregate price of $1.00 in total, if the total outstanding amount due under the AJB Note is fully repaid within 6 months from the Closing Date. At the Investor’s request, the Company will issue additional shares to the Investor following the 6-month anniversary of the Closing Date in order to maintain the agreed-upon aggregate value for the incentive fee of $605,000.

On the Closing Date, the Company also issued the Investor a 5-year warrant (the “AJB Warrant”) to purchase up to 800,000 shares of the Company’s common stock (the “Warrant Shares”), at an exercise price of $3.00 per share (the “Exercise Price”). The AJB Warrant is exercisable for cash, or on a cashless basis, subject to a 4.99% beneficial ownership limitation. The number of Warrant Shares and Exercise Price are subject to adjustment in the event of a distribution of assets, subdivision of combination of common stock, consummation of a merger or other fundamental transaction, or other dilutive issuance.

In connection with the issuance of the AJB Note, on June 10, 2022, the Company and Investor entered into a Security Agreement (the “Security Agreement”), pursuant to which, as further inducement for the Investor to purchase the AJB Note, the Company granted the Investor a security interest in all of the Company’s assets to secure the prompt payment and performance in full of all of Company’s obligations under the AJB Note. The security interest will be discharged upon full repayment or conversion of all amounts due under the AJB Note. The Company and Investor also entered into Registration Rights Agreement, pursuant to which the Company agreed to (a) file a registration statement on Form S-1 (the “Registration Statement”) to register for resale the Commitment Shares, the Conversion Shares, and the Warrant Shares (the “Registrable Securities”) within 90 days of the Closing Date, (b) have the Registration Statement declared effective by the SEC within 180 days of the Closing Date, and (c) keep such Registration Statement effective until the Investor has sold all the Registrable Securities.

On July 11, 2022, the Company repaid $25,687.50, representing the outstanding principal amount and the accrued interest due under the 6% unsecured promissory note, originally issued on December 2, 2021, as amended on March 15, 2022, to Lynda N. Simmons Trust dated 2/9/2011 Peter A. Reichard, TTEE. Also on July 11, 2022, the Company paid $3,516, the total amount of interest accrued on the outstanding principal amount of the two 6% unsecured promissory notes, originally issued on December 8, 2021, as amended on March 15, 2022, to each of (i) Martin Fox and (ii) Initio, Inc. On July 8, 2022, the Company entered into Amendment No. 2 to these promissory notes with each of Martin Fox and Initio, Inc. pursuant to which, the maturity date of each note was extended to September 8, 2022.

Results of Operations

Three-Month Period Ended March 31, 2022 Compared to Three-Month Period Ended March 31, 2021, 2020

Revenues from operations were $416,239 for the three months ended March 31, 2022, as compared to $170,748 for the three months ended March 31, 2021. This increase was primarily due to sale of product.

Cost of Revenue

Cost of revenues was $302,440 for the three months ended March 31, 2022, as compared to $117,085 for the three months ended March 31, 2021. This increase was primarily due to higher costs associated with products sold due to higher shipping costs to import during the global supply chain squeeze. Gross profits were $113,799 and $53,663 for the three months ended March 31, 2022 and 2021, respectively. Gross profit margin decreased to 27.34% from 31.43% for the three months ended March 31, 2022 and 2021, respectively. The decrease was primarily due to lower margins associated with the mix of products sold, namely higher margin accessories and machines.

Operating Expenses

Operating expenses increased 171 % to $399,413 for the three months ended March 31, 2022, as compared to $147,150 for the three months ended March 31, 2021. This increase was primarily due to a increase in professional fees, salary expense, and general administrative expenses attributable to general business operations.

Other Expenses

The Company’s other expenses increased to $31,580 for the three months ended March 31, 2022, as compared to other expenses of $13,089 during the three months ended March 31, 2021. The primary reason for this increase was due to interest expense on the loans on the outstanding debt.

Due to the described factors above, we had a net loss of $304,705 and $106,576 for the three months ended March 31, 2022 and 2021, respectively.

Liquidity and Capital Resources

For the three months ended March 31, 2022, net cash used in operations of $571,546 was the result of a net loss of $304,705, depreciation expense of $13,103, stock issued for services of $41,000, stock issued as debt issuance cost of $18,750, gain on forgiveness of PPP loan of $12,489, bad debt recovery of $43,069, an increase in accounts receivable of $44,588, increase in prepaid expense of $800,122, and a decrease in inventory of $308,694. These were offset by an increase of accounts payable of $216,913 and a decrease in accounts payable – related party of $11,000, an increase in accrued interest payable of $15,305, and an increase in deferred revenue of $30,662.

For the three months ended March 31, 2021, net cash used in operations of 160,711 was the result of a net loss of $106,576, depreciation expense of $4,122, an increase in accounts receivable of $71,534, and a decrease in inventory of $64,054. These were offset by a decrease of accounts payable of $21,075.

Net cash used in investing activities was $500,000 for the three months ended March 31, 2021, which was attributable to $500,000 investment in D.S. Raider.

Net cash provided by financing activities was $208,340 for the three months ended March 31, 2022, which was attributable to advances from related party of $21,078, repayment of note payable of $2,739, partially offset by common stock issued for cash and collection of subscription receivable of $190,001.

Net cash provided by financing activities was $675,867 for the three months ended March 31, 2021, reflecting repayment of advances to related party of $37,636, repayment of note payable of $1,769, and proceeds from note payable of $640,000.

Liquidity, Going Concern and Management’s Plans

These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying consolidated financial statements, for the three months ended March 31, 2022, the Company had:

●	Net loss of $304,705; and

●	Net cash used in operations was $571,546.

Additionally, at March 31, 2022, the Company had:

●	Accumulated deficit of $3,099,497;

●	Stockholders’ equity of $2,009,771; and

●	Working capital deficit of $1,908,545.

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company has cash on hand of $2,594 on March 31, 2022.

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

The Company recorded no reserve for slow-moving or obsolete inventory for the three months ended as of March 31, 2022.

Equity securities without a readily determinable fair value

Certain equity securities are carried at cost as these securities did not have a readily determinable fair value. There were no observable price changes in orderly transactions for the identical or a similar investment of the same issuer as of March 31, 2022.

Recent Accounting Pronouncements

The recent accounting standards that have been issued or proposed by Financial Accounting Standard Board (FASB) or other standard setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statement upon adoption.

The recent accounting pronouncements are described in Note 2 to the condensed consolidated financial statement appearing elsewhere in this report.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation we conducted on the effectiveness of our internal control over financial reporting as of March 31, 2022, that occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 31, 2022, Remer, LLC f/k/a CRR Cabins, LLC, an Oregon corporation (“Remer”), filed a complaint against our subsidiary EZ LLC in the Superior Court of the State of Washington, seeking damages in the amount of $114,460, plus interest and attorney’s fees. In May 2021, Remer entered into a distribution agreement with EZ LLC to become an authorized distributor of EZRaider Vehicles and paid $171,660 to purchase certain inventory. EZ LLC was not able to deliver the purchased vehicles on a timely basis and both the distribution agreement and purchase order were canceled. To date, EZ LLC has repaid $132,220 to Remer. The Company has accounted for the remaining $114,460 owed to Remer as a liability.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as stated below, and other than as previously reported in our Current Reports on Form 8-K, or prior periodic reports, we did not sell any unregistered equity securities during the three-month period ended March 31, 2022.

Between January 1, 2022 and March 31, 2022, we issued 10,666 shares of Common Stock, valued as $1.50 per share, for services rendered by a consultant.

Between January 1, 2022 and March 31, 2022, we issued 70,001 shares of Common Stock, valued as $1.50 per share, for cash.

On January 31, 2022, we issued 16,667 shares of common stock to our Chief Financial Officer for services in accordance to his employment agreement.

On March 15, 2022, we issued an aggregate of 12,500 shares of common stock to three holders of the Company’s unsecured 6% promissory notes, which purchased these notes on December 31, 2021, in consideration for their agreement to extend the maturity date of the promissory notes until July 8, 2022.

These transactions were exempt from registration under Section 4(a)(2) of the Securities Act as not involving any public offering. None of the securities were sold through an underwriter and, accordingly, there were no underwriting discounts or commissions involved.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

4.1	Promissory Note issued to The Crone Law Group, P.C. on May 27, 2022 in the principal amount of 220,253.50

4.2	Amendment No. 1 to the Convertible Promissory Note issued to Cooper Dubois dated June 7, 2022

4.3	Assignment to the Convertible Promissory Note dated June 7, 2022

4.4	Warrant issued to Dubois dated June 7, 2022

10.1	Distribution Letter Agreement between D.S Raider, Ltd. and EZRaider Global, Inc. dated May 22, 2022

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Inline XBRL for the cover page of this report, included in the Exhibit 101 Inline XBRL Document Set.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZRAIDER CO.

Dated: September 7, 2022	By:	/s/ Moshe Azarzar
	Name:	Moshe Azarzar
	Title:	Chief Executive Officer, President, Treasurer and Secretary (Principal Executive Officer)

Dated: September 7, 2022	By:	/s/ George Andrew Lear III
	Name:	George Andrew Lear III
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)