Form 10-Q
period 2022-06-30
EZRaider Co.
filed 2022-09-19
CIK 1543066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022___________________________________________________________

or

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

Yes☐   No ☒

As of September 19, 2022, there were 41,991,836 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

EZRAIDER CO.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

EZRaider Co.

Financial Statements for the Three Months Ended June 30, 2022

EZRAIDER CO.

Condensed Consolidated Balance Sheet

	June 30, 2022	December 31, 2021
	(Unaudited)

Assets

Current Assets
Cash	$173,043	$365,800
Accounts receivable, net	310	—
Prepaid expense	1,196,803	74,100
Inventory	142,538	398,046
Total Current Assets	1,512,694	837,946

Property and Equipment, net	61,707	81,419

Investment in D.S. Raider	3,850,000	3,850,000

Total Assets	$5,424,401	$4,769,365

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$$740,217	$749,170
Accounts payable - related party	—	11,000
Accrued interest payable	138,898	92,377
Deferred revenue	1,007,522	912,464
Advances - related party	423	—
Convertible notes payable, net of debt discount of $783,825 and $0 as of June 30, 2022 and December 31, 2021	816,426	500,000
Notes payable	396,850	426,415
Note payable - government loan (PPP)	—	13,215
Total Current Liabilities	3,100,336	2,704,641

Commitments	—	—

Stockholders’ Equity (Deficit)
Common stock, $0.0001 par value, 250,000,000 shares authorized 41,896,836 and 41,479,502, shares issued and outstanding, respectively	4,189	4,148
Stock subscription receivable	—	(95,001)
Additional paid-in capital	11,107,619	4,950,369
Accumulated deficit	(8,787,743)	(2,794,792)
Total Stockholders’ Equity (Deficit)	2,324,065	2,064,724

Total Liabilities and Stockholders’ Equity (Deficit)	$5,424,401	$4,769,365

See accompanying notes to condensed consolidated financial statements.

EZRAIDER CO.

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenues	$215,328	$389,631	$631,567	$560,379

Cost of revenues	53,082	167,542	355,522	284,627

Gross Profit	162,246	222,089	276,045	275,752

Operating expenses
General and administrative expenses	433,491	243,137	832,904	390,286
Total operating expenses	433,491	243,137	832,904	390,286

Loss from operations	(271,245)	(21,048)	(556,859)	(114,534)

Other income(expense)
Gain on PPP loan forgiveness	726	—	13,215	—
Interest expense	(5,417,727)	(23,296)	(5,449,307)	(36,386)
Total other expense	(5,417,001)	(23,296)	(5,436,092)	(36,386)

Net loss	$(5,688,246)	$(44,344)	$(5,992,951)	$(150,920)

Loss per share - basic and diluted	$(0.14)	$(0.00)	$(0.14)	$(0.00)

Weighted average number of shares - basic and diluted	41,595,984	38,550,000	41,568,007	38,550,000

See accompanying notes to condensed consolidated financial statements.

EZRAIDER CO.

Condensed Consolidated Statements of Changes in Stockholders Deficit

For the Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

			Additional		Stock	Total
	Common Stock		Paid-in	Accumulated	Subscription	Stockholders’
	Shares	Amount	Capital	Deficit	Receivable	Equity

Balance December 31, 2021	41,479,502	$4,148	$4,950,369	$(2,794,792)	$(95,001)	$2,064,724

Stock issued for cash ($1.50/share)	70,001	7	104,994	—	(10,001)	95,000

Stock issued for services ($1.50/share)	27,333	3	40,997	—	—	41,000

Stock issued as debt issuance costs in connection with promissory notes ($1.50/share)	12,500	1	18,749	—	—	18,750

Collection of subscription receivable	—	—	—	—	95,001	95,001

Net loss - three months ended March 31, 2022	—	—	—	(304,705)	—	(304,705)

Balance March 31, 2022 (Unaudited)	41,589,336	$4,159	$5,115,110	$(3,099,497)	$(10,001)	$2,009,771

Stock issued as debt issuance costs in connection with promissory notes ($1.50/share)	302,500	30	453,720	—	—	453,750

Warrants issued as interest expense	—	—	4,829,289	—	—	4,829,289

Warrants issued as debt issue costs	—	—	709,500	—	—	709,500

Collection of subscription receivable	—	—	—	—	10,001	10,001

Net loss - three months ended June 30, 2022	—	—	—	(5,688,246)	—	(5,688,246)

Balance June 30, 2022 (Unaudited)	41,891,836	$4,189	$11,107,619	$(8,787,743)	$—	$2,324,065

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance December 31, 2020	38,550,000	$3,855	$289,966	$(503,684)	$(209,863)

Net loss - three months ended March 31, 2021	—	—	—	(106,576)	(106,576)

Balance March 31, 2021 (Unaudited)	38,550,000	$3,855	$289,966	$(610,260)	$(316,439)

Net loss - three months ended June 30, 2021	—	—	—	(44,344)	(44,344)

Balance June 30, 2021 (Unaudited)	38,550,000	$3,855	$289,966	$(654,604)	$(360,783)

See accompanying notes to condensed consolidated financial statements.

EZRAIDER CO.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Six Months Ended June 30,
	2022	2021

Cash Flows from Operating Activities
Net loss	$(5,992,951)	$(150,920)
Depreciation	19,712	41,476
Stock issued as debt issuance cost	472,501	—
Warrants issued for interest expense	4,829,289	—
Amortization of debt discount	96,175	—
Stock issued for services	41,000	—
Bad debt recovery	(43,069)	—
Gain on debt settlement	(13,215)	—
Adjustments to reconcile net loss to net cash used in operations Changes in operating assets and liabilities
(Increase) decrease in Accounts receivable	42,760	(57,399)
Prepaid expense	(1,122,703)	—
Inventory	255,508	(309,641)
Increase (decrease) in Accounts payable and accrued expenses	211,297	155,270
Accounts payable - related party	(11,000)	—
Accrued interest payable	46,521	—
Deferred revenue	95,058	35,972
Net cash used in operating activities	(1,073,118)	(285,242)

Cash Flows from Investing Activities
Investment in D.S. Raider	—	(500,000)
Net cash used in investing activities	—	(500,000)

Cash Flows from Financing Activities
Repayments and advances from advances - related party, net	423	(150,530)
Repayment of notes payable	(29,565)	8,211
Proceeds from note payables	—	3,110,956
Proceeds of convertible notes payable	709,500	—
Common stock issued for cash	95,000	—
Collection of subscription receivable	105,002	—
Net cash provided by financing activities	880,360	2,968,637

Net increase (decrease) in cash	(192,757)	2,183,395

Cash - beginning of period	365,800	1,980

Cash - end of period	$173,043	$2,185,375

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for income tax	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Accounts payable converted to debt	$220,251	$—
Debt discount recorded in connection with convertible debt	$709,500	$—

See accompanying notes to condensed consolidated financial statements.

EZRAIDER CO.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2022

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

As reflected in the accompanying consolidated financial statements, for the six months ended June 30, 2022 the Company had:

●	Net loss of $5,992,951; and

●	Net cash used in operations was $1,073,118.

Additionally, at June 30, 2022, the Company had:

●	Accumulated deficit of $8,787,743

●	Stockholders’ equity of $2,324,065; and

●	Working capital deficit of $1,587,642.

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had $173,043 cash on hand at June 30, 2022.

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

During the six months ended June 30, 2022, the Company has partially satisfied its obligations from the sale of common stock ($95,000); however, there is no assurance that such successful efforts will continue during the twelve months subsequent to the date these consolidated financial statements are issued.

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

Significant estimates during the three and six months ended June 30, 2022 and 2021, include stock-based compensation, uncertain tax positions, and the valuation allowance on deferred tax assets.

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

The Company’s financial instruments, including cash, accounts receivable, and accounts payable and accrued expenses, are carried at historical cost. At June 30, 2022 and December 31, 2021, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At June 30, 2022 and December 31, 2021, the Company did not have any cash equivalents.

Concentration of Credit Risks

The Company at times has cash in banks in excess of FDIC insurance limits. At June 30, 2022 and December 31, 2021, the Company had approximately $0 and $115,000, respectively, of cash in excess of FDIC insurance limits.

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

Allowance for doubtful accounts was $0 and $26,677 at June 30, 2022 and December 31, 2021, respectively.

For the six months ended June 30, 2022, the Company recorded a bad debt recovery of $43,069.

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

The Company recorded no reserve for slow-moving or obsolete inventory for the three months ended as of June 30, 2022 and December 31, 2021.

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

There were no impairment losses for the three and six months ended June 30, 2022 and 2021.

Paycheck Protection Program Loans

The Company records Paycheck Protection Program (“PPP”) loan proceeds in accordance with ASC 470, Debt. Debt is extinguished when either debtor pays the creditor or the debtor is legally released from being the primary obligor, either judicially or by the creditor.

Original Issue Discount

For certain notes issued, the Company provides the debt holder with an original issue discount. The original issue discount is recorded as a debt discount, reducing the face amount of the note, and is amortized to amortization of original issue discount in the consolidated statements of operations over the life of the debt.

Debt Issue Cost

Debt issuance cost paid to lenders, or third parties are recorded as debt discounts and amortized to interest expense in the consolidated statements of operations, over the life of the underlying debt instrument.

Revenue Recognition

The Company recognizes revenue according to ASC 606, Revenue from Contracts with Customers. When the customer obtains control over the promised goods or services, the Company records revenue in the amount of consideration that can be expected to be received in exchange for those goods and services.

During the six months ended June 30, 2022 and 2021, the Company primarily recognized revenues from the sale of its products, which occurs at a point in time, which is when the customer takes possession.

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

Remaining performance obligations represent the transaction price of orders for which products have not been delivered or services have not been performed. As of June 30, 2022 and December 31, 2021, the Company had no remaining performance obligations.

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

At June 30, 2022 and December 31, 2021, deferred revenues were $1,007,522 and $912,464, respectively.

Cost of Sales

Cost of sales predominantly represents job-related materials and supplies.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the consolidated statements of operations.

The Company had advertising costs of $23,551 and $28,768 during the three months ended June 30, 2022 and 2021, respectively.

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

Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date

Basic and Diluted Earnings (Loss) per Share

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

The computation of basic and diluted loss per share for June 30, 2022 and 2021, excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive.

As of June 30, 2022 the Company had sufficient authorized shares of common stock to settle any potential conversions of its common stock equivalents.

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

Equity Securities Without a Readily Determinable Fair Value

Certain equity securities are carried at cost as these securities did not have a readily determinable fair value. There were no observable price changes in orderly transactions for the identical or a similar investment of the same issuer as of June 30, 2022 and December 31, 2021.

Reclassifications

Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the unaudited condensed consolidated results of operations, stockholders’ deficit, or cash flows.

Note 3 – Reverse Recapitalization

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

Note 4 – Property and Equipment

At June 30, 2022 and December 31, 2021, property and equipment, net, was as follows:

			Estimated Useful
	June 30, 2022	December 31, 2021	Lives (Years)

Automobiles	$115,684	$115,684	5
Camera equipment	16,493	16,493	5
	132,177	132,178
Accumulated depreciation	70,470	50,758
Property and equipment - net	$61,707	$81,419

Depreciation expense for the six months ended June 30, 2022 and 2021, was $19,712 and $41,476, respectively.

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

The Company held equity securities without a readily determinable fair values and measured at cost of $3,850,000 at June 30, 2022.

Note 6 – Notes Payable - Related Party

The following represents a summary of the Company’s notes payable and the related key terms and outstanding balances at December 31, 2021 and February 28, 2021, respectively:

Terms	Note Payable

Issuance date of note	September 25, 2020
Maturity date	September 25, 2021
Interest rate	8%
Collateral	Unsecured

Balance - February 29, 2020	$—
Proceeds	255,000
Balance - February 28, 2021	255,000
Repayments	(255,000)
Balance - December 31, 2021	$—
Balance - June 30, 2022	$—

Note 7 – Convertible Notes Payable and Debt Discount

The following represents a summary of the Company’s convertible notes payable and the related key terms and outstanding balances at June 30, 2022 and December 31, 2021, respectively:

	Convertible	Convertible	Convertible
Terms	Notes Payable	Notes Payable	Notes Payable	Total

Issuance date of notes	January 2021	May 27, 2022	June 10, 2022

Maturity dates	January 7, 2023	May 27, 2023	December 10, 2022

Interest rate	8%	10%	12%
Collateral	All assets	Unsecured	Unsecured
Conversion rate	35% discount to market	$1.00	10% Discount to market

Balance - February 29, 2020	$—	$—	$—	$—
Proceeds	500,000	—	—	550,000
Balance - February 28, 2021	500,000	—	—	550,000
Proceeds	—	—	—	50,000
Conversion of debt into equity - recapitalization	—	—	—	(100,000)
Balance - December 31, 2021	$500,000	$—	$—	$500,000
Converion of accounts payable to debt	—	220,254	—	220,254
Proceeds	—		880,000	880,000
Balance - June 30, 2022	$500,000	$220,254	$880,000	$1,600,254

On January 8, 2022, a Secured Convertible Promissory Note the Company’s subsidiary EZRaider LLC issued to Cooper DuBois, in the principal amount of $500,000, became due and payable. The note is secured against all of EZRaider LLC’s assets. On June 7, 2022 the Company issued 810,384 warrants in consideration for the extension of the maturity date of the promissory notes until January 7, 2023.

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

Additionally, the Company issued 800,000 five-year (5) warrants. The warrants had a fair value of $4,791,935, based upon using a black-scholes option pricing model with the following inputs:

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

On June 7, 2022 the Company issued 810,384 warrants in consideration for the extension of the maturity date of the $550,000 promissory note until January 7, 2023. The warrants had a fair value of $4,829,289, based upon using a black-scholes option pricing model with the following inputs:

Stock Price	$2.50
Exercise price	$6.00
Expected term (in years)	5
Expected volatility	270.10%
Annual rate of quarterly dividends	0%
Risk free interest rate	1.0%

Debt Discount

The following represents a summary of the Company’s debt discount at June 30:

	Convertible Note Payable
	Amounts	In-Default
Balance - December 31, 2021	—	—
Proceeds - net	880,000	—
Debt discount recorded	(880,000)	—
Amortization of debt discount	96,175	—
Balance - June 30, 2022	$96,175	$—

Note 8 – Convertible Notes Payable – Related Party

The following represents a summary of the Company’s convertible notes payable and the related key terms and outstanding balances at June 30, 2022 and December 31, 2021, respectively:

Convertible
Terms	Notes Payable - Related Party

Issuance date of note	January 2021

Maturity dates	February 2022 or the closing of the proposed acquisition of D.S. Raider LTD.

Interest rate	8%
Collateral	Unsecured
Conversion rate	35% discount to market

Balance - February 29, 2020	$20,000
Proceeds	40,000
Balance - February 28, 2021	60,000
Stock issued in connection with recapitalization	(60,000)
Balance - December 31, 2021	$—
Balance - June 30, 2022	$—

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

On February 7, 2022, the loan was a portion of the loan was forgiven by the SBA. As a result, the Company will record a gain on debt forgiveness t of PPP loan in the amount of $12,489 in the first quarter of 2022. The remaining balance of $726 was paid off in June 2022.

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

The following is a summary of the PPP loan:

PPP
Terms	SBA

Issuance date of SBA loan	May 2020
Maturity date	April 2022
Interest rate	1%
Collateral	Unsecured

Balance - December 31, 2021	13,215
Loan forgiveness - February 7, 2022	(12,489)
Balance paid - June 30, 2022	(726)
Balance - June 30, 2022	$—

On February 7, 2022, the loan was a portion of the loan was forgiven by the SBA. As a result, the Company will record a gain on debt forgiveness of PPP loan in the amount of $12,489 in the first quarter of 2022. The remaining balance of $726 was paid off in June 2022.

Note 10 – Loan Payable – Other

The following represents a summary of the Company’s loan payable – other and the related key terms and outstanding balances at June 30, 2022 and December 31, 2021, respectively:

Terms	Notes Payable		Note Payable	Note Payable	Note Payable		Note Payable		Note Payable		Total

Issuance date of notes	March 2020		January 2020	November 2020	December 1, 2021		December 9, 2021		December 9, 2021
Maturity dates	September 16, 2022 [7]		January 2025	November 2021	July 8, 2022 [6]		July 8, 2022 [6]		July 8, 2022 [6]

Interest rate	7.5%		6.2%	6%	6%		6%		6%
Collateral	Unsecured		Secured	Unsecured	Unsecured		Unsecured		Unsecured

Balance - February 29, 2020	$—		$46,888	$—	$—		$—		$—		$46,888
Proceeds	220,956	[1,2]	—	150,000	—		—	[1,2]	—		370,956
Repayments	—		(8,591)	—	—		—		—		(8,591)
Balance - February 28, 2021	220,956		38,297	150,000	—		—		—		409,253
Proceeds	50,000		—	—	25,000	[4]	50,000	[3]	50,000	[5]	175,000
Repayments	—		(7,838)	(150,000)	—		—		—		(157,838)
Balance - December 31, 2021	$270,956		$30,459	$—	$25,000		$50,000		$50,000		$426,415
June 30, 2022 activity - none	—		(2,738)	—	—		—		—		—
Balance - June 30, 2022	$270,956		$27,712	$—	$25,000		$50,000		$50,000		$423,676

1	Debt is personally guaranteed by the Company’s Chief Executive Officer for up to $100,000.

2	In consideration for the 6% Note, the Company issued the holder a five percent equity interest in the Company, an option to acquire an additional fifteen percent equity in the Company if the holder met certain sales goals (“Supplemental Incentive Interests”), and a personal guarantee for a minimum of $100,000 of the Note by the Company’s majority member and manager.

3	In connection with the note, the Company issued 5,000 shares of Company’s common stock having a fair value of $7,500 ($1.50/share). Fair value of the stock was based upon recent third-party cash offering prices, which represented the best evidence of fair value.

4	In connection with the note, the Company issued 2,500 shares of Company’s common stock having a fair value of $3,750 ($1.50/share). Fair value of the stock was based upon recent third-party cash offering prices, which represented the best evidence of fair value.

5	In connection with the note, the Company issued 5,000 shares of Company’s common stock having a fair value of $7,500 ($1.50/share). Fair value of the stock was based upon recent third-party cash offering prices, which represented the best evidence of fair value.

6	On March 15, 2022, the Company entered into amendments to certain unsecured 6% promissory notes (the “Amendments”) with three investors and issued additional 12,500 shares of common stock to these investors in consideration for the extension of the maturity date of the promissory notes until July 8, 2022.

7	On March 15, 2022, the Company entered into amendments to certain unsecured 6% promissory notes (the “Amendments”) to increase the interest rate to 7.5% and due date to September 16, 2022.

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

Note 11 – Advances – Related Party

During the six months ended June 30, 2022, the majority shareholder was owed $423. The loans are non-interest bearing, unsecured and due on demand. As of June 30, 2022, and December 31, 2021, the loan balance is $423 and $0, respectively.

Note 12 – Commitments

Operating Lease Agreement

On July 15, 2021, the Company renewed leased offices located in Kent, WA. The net monthly payment is $7,800. The leases expire on August 31, 2022.

For the six months ended June 30, 2022, and 2021, the Company recorded rent expense of $48,534 and $58,453, respectively.

Rent expense is included as a component of general and administrative expenses on the accompanying consolidated statements of operations.

Employment Agreements – Related Party

On May 1, 2021, the Company entered into an employment agreement with its Chief Executive Officer. The initial term of the agreement is through May 1, 2022, at an annual salary of $250,000 with $75,000 first year bonus and a minimum of 30% raise after first year of employment. The Company will also pay up to $12,000 annually in expenses. At June 30, 2022, the Company has expensed $125,000 as a component of general and administrative expenses in the consolidated statements of operations.

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

On November 15, 2021, the Company entered into an employment agreement with its Chief Financial Officer. The initial term of the agreement is through February 1, 2021, at a salary of $48,000, with 50,000 shares of common stock to be issued. At February 1, 2022, the compensation increased to $120,000. As of June 30, 2022 the Company issued 16,667 shares of its common stock to its Chief Financial Officer with a fair value of $25,000 ($1.50 per share) on the date of grant. The fair value of the stock was based upon recent third-party cash offering prices.

Consulting Agreement – Third Parties

On December 30, 2021, the Company entered into a consulting agreement. The agreements has a term of three (3) months. The Company will pay an aggregate $3,000 per month and 5,333 shares of Company’s common stock. As of June 30, 2022, the Company issued 10,666 shares of its common stock to a consultant with a fair value of $16,000 ($1.50 per share) on the date of grant. The fair value of the stock was based upon recent third-party cash offering prices and expensed $6,000 as a component of general and administrative expenses.

Note 13 – Stockholders’ Deficit

The Company has one (1) class of common stock:

Common Stock

●	250,000,000 shares authorized

●	Par value - $0.0001

●	Voting at 1 vote per share

Equity Transactions – Six Months Ended June 30, 2022

Stock and Warrants Issued for Cash

The Company issued 70,001 shares of common stock for gross proceeds of $105,001 ($1.50/share) and a subscription receivable of $10,001 was collected in April 2022.

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

The following is a summary of the Company’s warrants at June 30, 2022 and December 31, 2021:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Warrants	Warrants	Exercise Price	Term (Years)	Value
Outstanding and exercisable - December 31, 2021	5,100,000	$4.46	1.16	$36,155,000
Granted	1,610,384	—	—
Exercised	—	—	—
Cancelled/Forfeited	—	—	—
Outstanding and exercisable - June 30, 2022	6,710,384	$4.46	2.00	$9,731,152

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

Management has evaluated subsequent events through September 14, 2022, and determined that there are no other transactions that require additional accounting or disclosure.

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

On February 14, 2022, the Company changed its fiscal year from February 28/29 to December 31.

On March 15, 2022, the Company entered into amendments to certain unsecured 6% promissory notes (the “Note Amendments”) with three investors that had purchased these notes from the Company on December 31, 2021. Pursuant to the Note Amendments, the Company issued 12,500 shares of common stock to these investors in consideration for the extension of the maturity dates of the promissory notes until July 8, 2022.

On March 15, 2022, EZ Global and Konrad Koss entered into Amendment No. 2 to the 6% unsecured promissory note in the principal amount of $200,000 (the “Second Amendment”) originally issued to Mr. Koss on March 12, 2020, as previously amended on July 11, 2021. Pursuant to the Second Amendment, the interest rate on the principal amount of the note was increased from 6% to 7.5% per annum, and the maturity date was extended until September 16, 2022.

On March 15, 2022, EZ Global and Konrad Koss entered into Amendment No. 1 to the 6% unsecured promissory note in the principal amount of $50,000 (the “First Amendment”) originally issued to Mr. Koss on September 22, 202021. Pursuant to the First Amendment, the interest rate on the principal amount of the note was increased from 6% to 7.5%, and the maturity date was extended until September 16, 2022.

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

On June 10, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with AJB Capital Investments, LLC, a Delaware limited liability company (the “Investor”), pursuant to which, on that date (the “Closing Date”), the Company sold and issued to the Investor a 12% secured promissory note (the “AJB Note”) in the principal amount of $880,000 (the “AJB Financing”). Pursuant to the Purchase Agreement, the Company agreed that, until the sooner of the 12-month anniversary of the Closing Date, or all amounts due under the AJB Note have been fully paid or converted, it will not, without Investor’s written consent, change the nature of its business, sell or acquire any material assets, or enter into any variable rate debt transaction. In addition, the Company agreed that, for as long as the AJB Note is outstanding, (a) the Investor will have the right of first refusal to participate in up to 100% of any subsequent offering of the Company’s securities, and (b) if the Company issues any securities upon terms more favorable than those provided to the Investor, the terms of the securities issued to the Investor will be adjusted accordingly.

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

On the Closing Date, the Company also issued the Investor a 5-year warrant (the “AJB Warrant”) to purchase up to 800,000 shares of the Company’s common stock (the “Warrant Shares”), at an exercise price of $3.00 per share (the “Exercise Price”). The AJB Warrant is exercisable for cash, or on a cashless basis, subject to a 4.99% beneficial ownership limitation. The number of Warrant Shares and Exercise Price are subject to adjustment in the event of a distribution of assets, subdivision of combination of common stock, the consummation of a merger or other fundamental transaction, or other dilutive issuance.

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

Results of Operations

Three-Month Period Ended June 30, 2022 Compared to Three-Month Period Ended June 30, 2021

Revenues

Revenues from operations were $215,328 for the three months ended June 30, 2022, as compared to $389,631 for the three months ended June 30, 2021. This increase was primarily due to sale of product.

Cost of Revenue

Cost of revenues was $53,082 for the three months ended June 30, 2022, as compared to $167,542 for the three months ended June 30, 2021. This decrease was primarily due to lower costs associated with products sold due to lower shipping costs to import during the global supply chain squeeze. Gross profits were $162,246 and $222,089 for the three months ended June 30, 2022 and 2021, respectively. Gross profit margin increased to 75% from 57% for the three months ended June 30, 2022 and 2021, respectively. The increase was primarily due to higher margins associated with the mix of products sold, namely higher margin accessories and machines.

Operating Expenses

Operating expenses increased 78% to $433,491 for the three months ended June 30, 2022, as compared to $243,137 for the three months ended June 30, 2021. This increase was primarily due to an increase in professional fees, salary expense, and general administrative expenses attributable to general business operations.

Other Expenses

The Company’s other expenses increased to $5,417,001 for the three months ended June 30, 2022, as compared to other expenses of $23,296 during the three months ended June 30, 2021. The primary reason for this increase was due to warrants issued to debt holders for interest expense on the outstanding debt and slightly offset by gain on forgiveness on PPP loan.

Due to the described factors above, we had a net loss of $5,688,246 and $44,344 for the three months ended June 30, 2022 and 2021, respectively.

Six-Month Period Ended June 30, 2022 Compared to Six-Month Period Ended June 30, 2021

Revenues

Revenues from operations were $631,567 for the six months ended June 30, 2022, as compared to $560,379 for the six months ended June 30, 2021. This increase was primarily due to sale of product.

Cost of Revenue

Cost of revenues was $355,522 for the six months ended June 30, 2022, as compared to $284,627 for the six months ended June 30, 2021. This increase was primarily due to higher costs associated with products sold due to higher shipping costs to import during the global supply chain squeeze. Gross profits were $276,045 and $275,752for the six months ended June 30, 2022 and 2021, respectively. Gross profit margin decreased to 44% from 49% for the six months ended June 30, 2022 and 2021, respectively. The decrease was primarily due to lower margins associated with the mix of products sold, namely higher margin accessories and machines.

Operating Expenses

Operating expenses increased 113% to $832,904 for the six months ended June 30, 2022, as compared to $390,286 for the six months ended June 30, 2021. This increase was primarily due to an increase in professional fees, salary expense, and general administrative expenses attributable to general business operations.

Other Expenses

The Company’s other expenses increased to $5,436,092 for the six months ended June 30, 2022, as compared to other expenses of $36,386 during the six months ended June 30, 2021. The primary reason for this increase was due to warrants issued to debt holders for interest expense on the outstanding debt and slightly offset by gain on forgiveness on PPP loan.

Due to the described factors above, we had a net loss of $5,992,951 and $150,920 for the six months ended June 30, 2022 and 2021, respectively.

Liquidity and Capital Resources

For the six months ended June 30, 2022, net cash used in operations of $1,073,118 was the result of a net loss of $5,992,951, depreciation expense of $19,712, warrants issued for interest expense of $4,829,289, amortization of debt discount of $96,175 stock issued for services of $41,000, stock issued as debt issuance cost of $472,501, gain on forgiveness of PPP loan of $13,215, bad debt recovery of $43,069, a decrease in accounts receivable of $42,760, increase in prepaid expense of $1,122,703, and a decrease in inventory of $255,508. These were offset by an increase of accounts payable of $211,297 and a decrease in accounts payable – related party of $11,000, an increase in accrued interest payable of $46,521, and an increase in deferred revenue of $95,058.

For the six months ended June 30, 2021, net cash used in operations of $285,242 was the result of a net loss of $150,920, depreciation expense of $41,476, an increase in accounts receivable of $57,399, and a decrease in inventory of $309,641. These were offset by a increase of accounts payable of $155,270 and increase in deferred revenue of $35,972.

Net cash used in investing activities was $500,000 for the six months ended June 30, 2021, which was attributable to $500,000 investment in D.S. Raider.

Net cash provided by financing activities was $880,360 for the six months ended June 30, 2022, which was attributable to advances from related party of $423, repayment of note payable of $29,565, partially offset by common stock issued for cash and collection of subscription receivable of $200,002.

Net cash provided by financing activities was $2,968,637 for the six months ended June 30, 2021, reflecting repayment of advances to related party of $150,530, repayment of note payable of $8,211, and proceeds from note payable of $3,110,956.

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

As reflected in the accompanying consolidated financial statements, for the six months ended June 30, 2022 the Company had:

●	Net loss of $5,992,951; and

●	Net cash used in operations was $1,073,118.

Additionally, at June 30, 2022, the Company had:

●	Accumulated deficit of $8,787,743

●	Stockholders’ equity of $2,324,065; and

●	Working capital deficit of $1,587,642.

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company has cash on hand of $173,043 on June 30, 2022.

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

The Company recorded no reserve for slow-moving or obsolete inventory for the three months ended as of June 30, 2022.

Equity securities without a readily determinable fair value

Certain equity securities are carried at cost as these securities did not have a readily determinable fair value. There were no observable price changes in orderly transactions for the identical or a similar investment of the same issuer as of June 30, 2022.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation we conducted on the effectiveness of our internal control over financial reporting as of June 30, 2022, that occurred during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as stated below, and other than as previously reported in our Current Reports on Form 8-K, or prior periodic reports, we did not sell any unregistered equity securities during the three-month period ended June 30, 2022.

On June 22, 2022, the Company issued 100,000 shares of common stock to The Crone Law Group, P.C., the Company’s legal counsel, in consideration for accepting the Crone Note and waiving interest on accrued and unpaid legal fees through April 30, 2022.

This transaction was exempt from registration under Section 4(a)(2) of the Securities Act as not involving any public offering. None of the securities were sold through an underwriter and, accordingly, there were no underwriting discounts or commissions involved.

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

EZRAIDER CO.

Dated: September 19, 2022	By:	/s/ Moshe Azarzar
	Name:	Moshe Azarzar
	Title:	Chief Executive Officer, President, Treasurer and Secretary (Principal Executive Officer)

Dated: September 19, 2022	By:	/s/ George Andrew Lear III
	Name:	George Andrew Lear III
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)